Form 10-K
period 1993-12-31
CIPSCO INC
filed 1994-03-17
CIK 860520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to_________

                          Commission file number 1-10628


                               CIPSCO Incorporated

             ______________________________________________________


             (Exact Name of Registrant as Specified in its Charter)


              Illinois                              37-1260920
           --------------                        -------------------
             (State of                            (I.R.S. Employer
           Incorporation)                        Identification No.)


                 607 EAST ADAMS STREET
                 SPRINGFIELD, ILLINOIS                  62739
          ---------------------------------------    ------------
         (Address of Principal Executive Offices)     (Zip Code)


        Registrant's telephone number, including area code  (217) 523-3600

        Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
                Title of Class                   on Which Registered
                --------------                   -----------------------
        Common Stock, without par value           New York Stock Exchange
                                                  Chicago Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

                                  None
                            (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    _____     _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value at February 1, 1994 of the voting stock held by non-affiliates of the Registrant - $1,030,164,200 - Common Stock, without par value.

     Number of shares outstanding of each of the Registrant's classes of common stock at February 1, 1994: 34,107,706 shares of Common Stock, without par value.

                      Documents Incorporated By Reference:

     A portion of the Company's 1993 Annual Report to Shareholders is
incorporated by reference in Part II hereof.  A portion of the Company's Proxy
Statement relating to its 1994 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                               CIPSCO Incorporated
                          1993 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE

Item 1.   Business
          CIPSCO Incorporated. . . . . . . . . . . . . . . . . . .       3
          Non-Utility Subsidiary - CIPSCO Investment Company . . .       3
          Utility Subsidiary - Central Illinois Public Service
            Company. . . . . . . . . . . . . . . . . . . . . . . .       4
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .       5
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .       5
Item 4.   Submission of Matters to a Vote of Security Holders. . .       5
          Executive Officers of the Registrant . . . . . . . . . .       5

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . .       6
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .       6
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .       6
Item 8.   Consolidated Financial Statements and
            Supplementary Data . . . . . . . . . . . . . . . . . .       6
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .       6

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . .       7
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .       7
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .       7
Item 13.  Certain Relationships and Related Transactions . . . . .       7

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . .       8
          Report of Independent Public Accountants . . . . . . . .      13
          Schedules. . . . . . . . . . . . . . . . . . . . . . . .      14
          Signature. . . . . . . . . . . . . . . . . . . . . . . .      22
          Exhibits . . . . . . . . . . . . . . . . . . . . . . . .      23
                                     PART I



Item 1.  Business

                               CIPSCO INCORPORATED
                               ___________________

     CIPSCO Incorporated (CIPSCO or the Company) was incorporated in the State of Illinois on July 11, 1986. CIPSCO has two first-tier subsidiaries: CIPSCO Investment Company (CIC), an investment subsidiary, and Central Illinois Public Service Company (CIPS), an electric and gas public utility. Except where the context otherwise indicates, the term "Company" refers to CIPSCO and its consolidated subsidiaries.

     Effective October 1, 1990, CIPSCO became the parent holding company of CIPS. CIPSCO owns 100% of the outstanding common stock of CIPS.

     CIPSCO was created as a holding company to provide the flexibility and capability to respond to increasing competition and risks in the utility business thereby enhancing the long-term earnings potential of the organization while maintaining the strength of the utility business of CIPS as the predominant part of the holding company.

     CIPSCO's business is conducted through properties and employees of CIPS and CIPSCO reimburses CIPS for their use. Each of CIPSCO's officers is also an officer of CIPS. CIPSCO's principal executive office is the same as that of CIPS.

     CIPSCO is a public-utility holding company as defined in the Public Utility Holding Company Act of 1935, but is exempt, by virtue of an order issued September 18, 1990, from all the provisions thereof except provisions relating to the acquisition of securities of public utility companies. CIPSCO is not subject to regulation as a utility under the Illinois Public Utilities Act or the Federal Power Act.

     The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS and on amounts earned by CIPSCO on its other investments.

               NON-UTILITY SUBSIDIARY - CIPSCO INVESTMENT COMPANY
               __________________________________________________

     CIPSCO Investment Company (CIC), the non-utility subsidiary of CIPSCO, was established on October 2, 1990.  CIC was formed for the purpose of managing non-utility investments and providing investment management services to CIPSCO and its affiliates.  CIC's investment portfolio includes money-
market investments, hedged preferred stocks, hedged common stocks, and equity interests in lease transactions and energy related projects.  Investments are
held in the three subsidiaries of CIC:  CIPSCO Securities Company, CIPSCO
Leasing Company and CIPSCO Energy Company.  CIPSCO Securities Company manages marketable securities, CIPSCO Leasing Company makes long-term investments in leveraged lease transactions and CIPSCO Energy Company makes investments in energy-related projects.

          UTILITY SUBSIDIARY - CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
          ____________________________________________________________


     GENERAL. Central Illinois Public Service Company (CIPS) is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. CIPS generates, transmits and distributes electricity and, through interchange agreements with other utility systems, purchases and sells power on a firm basis, in emergency situations or when economical to do so. CIPS sells and distributes natural gas which it purchases from natural gas producers and other suppliers and transports natural gas purchased by end-users directly from suppliers. The principal executive offices of CIPS are located in Springfield, Illinois.

     CIPS furnishes electric service to about 316,000 retail customers in 557 incorporated and unincorporated communities and adjacent suburban and rural areas.

     CIPS also furnishes natural gas service to about 164,000 retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas and provides gas transportation service to about 340 end-users. CIPS furnishes both electric and natural gas service in 236 of the communities served by it.

     The territory served by CIPS, located in 66 counties in Illinois, has an estimated population of 820,000 and is devoted principally to agriculture and diversified industrial operations. Key industries include petroleum and petrochemical industries, food processing, metal fabrication and coal mining.

     The electric and gas utility business of CIPS is expected to provide the major portion of the Company's consolidated assets and earnings for the foreseeable future.

     For further information regarding the business of CIPS, reference is made to the CIPS Annual Report on Form 10-K for the year ended December 31, 1993 ("CIPS 1993 10-K"), filed as Exhibit 99.02 hereto and incorporated herein by reference.
Item 2.   Properties.

     For a description of properties, refer to the CIPS 1993 10-K. Currently, CIPSCO principally conducts its business through the use of the properties of its utility subsidiary, Central Illinois Public Service Company. CIC leases office space pursuant to a lease expiring in 1994. CIPSCO has no other material properties.

Item 3.  Legal Proceedings.

     For a description of pending legal proceedings, refer to the CIPS 1993 10-K. The Company is not involved in any other material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1993.

Executive Officers of the Registrant (ages at December 31, 1993).

Name              Age    Positions Held
_____             ___    ______________

C. L. Greenwalt   60     President and Chief Executive Officer of CIPSCO*
                         President and Chief Executive Officer of CIPS and
                            Chairman of the Board of CIC
R. W. Jackson     63     Senior Vice President, Secretary, and Chief Financial
                            Officer of CIPSCO*
                         Senior Vice President -- Finance and Secretary of
                            CIPS
                         President and Chief Executive Officer of CIC
J. C. Fiaush      63     Controller, Chief Accounting Officer and Assistant
                            Treasurer of CIPSCO and Controller of CIPS
C. D. Nelson      40     Treasurer, Assistant Secretary and Assistant
                            Controller of CIPSCO and Treasurer and Assistant Secretary of CIPS
______________________
* Messrs. Greenwalt and Jackson are directors of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of CIPSCO's Board of Directors after the next annual election of Directors, scheduled to be held on April 27, 1994. There is no family relationship between any executive officer and any other executive officer or any director.

     Each of the officers named above has been employed by CIPSCO and/or CIPS for more than the past five years in various executive capacities.
                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
      Matters.

   The information required by Item 5 is set forth in CIPSCO's 1993 Annual Report to Shareholders (the "Annual Report"). Such information is incorporated herein by reference to the material appearing in Note 6 of the Notes to Consolidated Financial Statements on Page 31 and to the material appearing under the caption "Market and Dividend Information -- Quarterly Consolidated Financial Information and -- Common Stock" on page 38 of the Annual Report.

Item 6.   Selected Financial Data.

   The information required by Item 6 is set forth in the Annual Report. Such information is incorporated herein by reference to the material appearing under the caption "Selected Consolidated Financial Data" on page 37 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required by Item 7 is set forth in the Annual Report. Such information is incorporated herein by reference to the material appearing under the caption "Management's Discussion and Analysis" on pages 18 through 21 of the Annual Report.

Item 8.   Consolidated Financial Statements and Supplementary Data.

   The information required by Item 8 is set forth in the Annual Report. Such information is incorporated herein by reference to the material appearing under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Retained Earnings," "Report of Independent Public Accountants," " Notes to Consolidated Financial Statements" and "Market and Dividend Information -- Quarterly Consolidated Financial Information" on pages 22 through 33 and page 38 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by Item 10 relating to each director who is a nominee for election as director at CIPSCO's 1994 Annual Meeting of Shareholders is to be set forth in its definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "proxy statement") in connection with its Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the proxy statement. Information required by Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

Item 11.  Executive Compensation.

     The information required by Item 11 is to be set forth in the proxy statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors - Executive Compensation" and -- "Directors' Compensation" appearing in the proxy statement;provided, however, that no part of the information appearing under the portion of the proxy statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "Performance Graph" is deemed to be filed as part of this Form 10-K Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is to be set forth in the proxy statement. Such information is incorporated herein by reference to the material appearing under the captions "Voting Securities Beneficially Owned by Directors, Nominees and Executive Officers" and "Election of Directors -- Director Information" appearing in the proxy statement.

Item 13.  Certain Relationships and Related Transactions.

     CIPSCO is the parent company of CIPS. At December 31, 1993, CIPSCO owned 100% of the common stock of CIPS (representing in excess of 97% of the voting shares of CIPS). There are situations where CIPS interacts with its affiliated companies through the use of shared facilities, common employees and other business relationships. In these situations, CIPS receives payment in accordance with regulatory requirements for the services provided to affiliated companies.

     Each individual who is a member of the Board of Directors of CIPSCO is also a member of the Board of Directors of CIPS. Each of the officers of CIPSCO is also an officer of CIPS.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                Page of 1993
                                                              Annual Report to
                                                                Shareholders
                                                              ________________

(a) 1.  Financial statements (incorporated by reference
      under Item 8, Consolidated Financial
      Statements and Supplementary Data):
      Consolidated Statements of Income for the years
      ended December 31, 1993, 1992 and 1991. . . . . . . .         22
      Consolidated Balance Sheets - December 31, 1993
      and 1992. . . . . . . . . . . . . . . . . . . . . . .         23
      Consolidated Statements of Cash Flows for the
      years ended December 31, 1993, 1992 and 1991. . . . .         24
      Consolidated Statements of Retained Earnings for
      the years ended December 31, 1993, 1992 and 1991. . .         25
      Report of Independent Public Accountants. . . . . . .         25
      Notes to Consolidated Financial Statements. . . . . .         26-33

                                                                Page of this
                                                                  Report on
                                                                  Form 10-K
                                                                 -----------
(a) 2.  Schedules supporting financial statements (included herein):
      Schedule V  - Property, Plant and Equipment at Original
               Cost for the years ended December 31,
               1993, 1992 and 1991 . . . . . . . . . . . .          14-16
      Schedule VI - Accumulated Depreciation, Depletion and
               Amortization of Property, Plant and Equip-
               ment for the years ended December 31,
               1993, 1992 and 1991 . . . . . . . . . . . .          17-19
      Schedule IX - Short-Term Borrowings for the years ended
               December 31, 1993, 1992 and 1991. . . . . .          20
      Schedule X  - Supplementary Income Statement Information
               for the years ended December 31, 1993,
               1992 and 1991 . . . . . . . . . . . . . . .          21

     All other schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the consolidated financial statements or notes thereto.

                                                              Page of this
                                                               Report on
                                                               Form 10-K
                                                              ____________

(a) 3.  Exhibits

      3.01  Amended and Restated Articles of Incorporation
          of CIPSCO.  Exhibit 3.01 filed with 1990
          Annual Report on Form 10-K).  Incorporated by
          Reference.                                               -

      3.02  Bylaws of CIPSCO.                                      23-32

      4     Indenture of Mortgage or Deed of Trust dated
          October 1, 1941, from CIPS to Continental
          Illinois National Bank and Trust Company of
          Chicago and Edmond B. Stofft, as Trustees.
          (Exhibit 2.01 in File No. 2-60232.) Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952, June 1, 1954, February 1, 1958, January 1,
          1959, May 1, 1963, May 1, 1964, June 1, 1965, May
          1, 1967, April 1, 1970, April 1, 1971, September
          1, 1971, May 1, 1972, December 1, 1973, March 1,
          1974, April 1, 1975, October 1, 1976, November 1,
          1976, October 1, 1978, August 1, 1979, February
          1, 1980, February 1, 1986, May 15, 1992, July 1,
          1992, September 15, 1992 and April 1, 1993,
          between CIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended
          Exhibit 4.05 in file No. 2-9802; Amended Exhibit
          4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No. 2-21345; Amended Exhibit 2.02 in file No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended
          Exhibit 2.02 in File No. 2-26284; Amended Exhibit
          2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912;
          Exhibit 2.03 in File No. 2-60232; Amended Exhibit
          2.02 in File No. 2-50146; Amended Exhibit 2.02 in

          File No. 2-52886; Second Amended Exhibit 2.04 in
          File No. 2-57141; Amended Exhibit 2.04 in File No.
          2-57557; Amended Exhibit 2.06 in File No. 2-62564;
          Exhibit 2.02(a) in File No. 2-65914; Amended
          Exhibit 2.02(a) in File No. 2-66380; and Amended
          Exhibit 4.02 in File No. 33-3188; Exhibit 4.02
          to Form 8-K dated May 15, 1992; Exhibit 4.02 to
          Form 8-K dated July 1, 1992; Exhibit 4.02 to
          Form 8-K dated September 15, 1992; Exhibit 4.02
          to Form 8-K dated March 30, 1993.)  Incorporated
          by reference.                                                -

10.01   Form of Deferred Compensation Agreement for Directors
      (Exhibit 10.01 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference. . . . . . . . . . . . . .       -

10.02   Amended Form of Deferred Compensation Agreement
      for Directors .  . . . . . . . . . . . . . . . . . . . . .       33-40

10.03   Form of Special Executive Retirement Plan
      (Exhibit 10.03 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference. . . . . . . . . . . . . .       -

10.04   Amendment to Form of Special Executive Retirement
      Plan. . . . . .  . . . . . . . . . . . . . . . . . . . . .       41

                                                                   Page of this
                                                                     Report on
                                                                     Form 10-K
                                                                   ____________

Exhibits (Continued)

10.05   Form of Employment Agreement (change in control
      severance agreement)
      (Exhibit 10.05 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference . . . . . . . . . . . . . . .     -

10.06   Form of Director's Retirement Income Plan
      (Exhibit 10.06 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference . . . . . . . . . . . . . . .     -

10.07   Form of Excess Benefit Retirement Plan
      (Exhibit 10.07 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference . . . . . . . . . . . . . . .     -

10.08   Amendment to Form of Excess Benefit Retirement
      Plan . . . . .  . . . . . . . . . . . . . . . . . . . . . . .     42

10.09   Form of Management Incentive Plan
      (Exhibit 10.09 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference . . . . . . . . . . . . . . .     -

12      Computation of Ratio of Earnings to Fixed Charges . . . . .     43

13      1993 Annual Report to Shareholders.  (With the exception
        of the data incorporated by reference in Part II, Items 5,
        6, 7 and 8, no other data appearing in the 1993 Annual
        Report to Shareholders is to be deemed filed as part of
        this Form 10-K Annual Report.). . . . . . . . . . . . . . .     44-80

21      Subsidiaries of Registrant. . . . . . . . . . . . . . . . .     81

23      Consent of Independent Public Accountants . . . . . . . . .     82

24      Powers of Attorney. . . . . . . . . . . . . . . . . . . . .     83-90

99.01   Description of Capital Stock. . . . . . . . . . . . . . . .     91-93

99.02   Annual Report on Form 10-K of CIPS for the
        year ended December 31, 1993. . . . . . . . . . . . . . . .     94-195

     Exhibits 10.01 through 10.09 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) hereof.
     The following instruments defining the rights of holders of certain unregistered long-term debt of CIPS have not been filed with the Securities and Exchange Commission but will be furnished upon request.

     1. Loan Agreement dated as of March 1, 1990, between CIPS and the Illinois Development Finance Authority (IDFA) in connection with the IDFA's $20,000,000 Pollution Control Revenue Refunding Bonds, 1990 Series A due March 1, 2014 and $32,000,000 Pollution Control Revenue Refunding Bonds, 1990 Series B due September 1, 2013.

     2. Loan Agreement dated January 1, 1993, between CIPS and IDFA in connection with IDFA's $35,000,000, 6-3/8% Pollution Control Revenue Refunding Bonds (Central Illinois Public Service Company Project) 1993 Series A, due January 1, 2028.

     3. Loan Agreement dated June 1, 1993, between CIPS and IDFA in connection with IDFA's $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-1 due June 1, 2028 and $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-2 due June 1, 2028.

     4. Loan Agreement dated August 15, 1993, between CIPS and IDFA in connection with IDFA's $35,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-1 due August 15, 2026 and $25,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-2 due August 15, 2026.

     5. CIPS Credit Agreement dated October 1, 1992 with various banks providing unsecured lines of credit in an aggregate amount of $60,000,000.

(b)  Reports on Form 8-K (filed during the reporting period):

     No reports on Form 8-K were filed for the three months ended December 31, 1993.











                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CIPSCO Incorporated and Subsidiaries:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in CIPSCO Incorporated's Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 28, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)2 are the responsibility of CIPSCO Incorporated's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN & CO.

Chicago, Illinois,
January 28, 1994

                                                                                                                   SCHEDULE V
                                                                                                                   (1 of 3)

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                        PROPERTY, PLANT AND EQUIPMENT AT ORIGINAL COST (a)
                                                   YEAR ENDED DECEMBER 31, 1993
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = === = = = = = = = = =


              Column A                             Column B       Column C         Column D        Column E         Column F
                                                                                                  Transfers and
                                                                                  Retirements     Amortization
                                                    Balance      Additions        or Sales at          of             Balance
     Classification of Property                  Dec. 31, 1992    at Cost           Cost(b)       Franchises(c)    Dec. 31, 1993
     __________________________                  _____________  ___________       ___________     _____________    _____________

ELECTRIC UTILITY PLANT:
  Electric utility plant in service--
    Intangible. . . . . . . . . . . . . . . .    $       51     $        -        $         -     $       -        $       51
    Production. . . . . . . . . . . . . . . .     1,146,088         27,619              9,771         8,400         1,172,336
    Transmission. . . . . . . . . . . . . . .       291,519         26,147                962         2,790           319,494
    Distribution. . . . . . . . . . . . . . .       423,998         36,813              3,698         1,800           458,913
    General . . . . . . . . . . . . . . . . .        87,450          9,825              2,139          (289)           94,847
  Electric plant held for future use. . . . .         1,217              -                  -             -             1,217
  Construction work in progress . . . . . . .        41,638         17,150                  -             -            58,788
  Completed construction not classified . . .       165,999        (40,598)                 -             -           125,401
                                                  _________      _________         __________      ________         _________
     Total electric utility plant . . . . . .     2,157,960         76,956             16,570        12,701         2,231,047
                                                  _________      _________         __________      ________         _________

GAS UTILITY PLANT:
  Gas utility plant in service--
    Intangible. . . . . . . . . . . . . . . .            40              -                  -             -                40
    Production. . . . . . . . . . . . . . . .         1,153             20                  3             -             1,170
    Storage . . . . . . . . . . . . . . . . .        19,338             12                  1             -            19,349
    Transmission. . . . . . . . . . . . . . .        33,685          3,099                  4           105            36,885
    Distribution. . . . . . . . . . . . . . .       113,273         15,074                454         1,180           129,073
    General . . . . . . . . . . . . . . . . .         8,765            991                384            39             9,411
  Gas plant held for future use . . . . . . .            37              -                  -             -                37
  Construction work in progress . . . . . . .         3,581         (1,265)                 -             -             2,316
  Completed construction not classified . . .        19,418         (7,175)                 -             -            12,243
                                                  _________      _________         __________      ________         _________
     Total gas utility plant. . . . . . . . .       199,290         10,756                846         1,324           210,524
                                                  _________      _________         __________      ________         _________
     Total utility plant. . . . . . . . . . .    $2,357,250     $   87,712        $    17,416     $  14,025        $2,441,571
                                                  =========      =========         ==========      ========         =========

_________________________

(a)  Reference is made to Note 1 to Consolidated Financial Statements.
(b)  Represents retirements charged to accumulated depreciation (Schedule VI).
(c)  Represents land and buildings transferred to other physical property, amortization of franchises, plant acquisition adjustments and the effect of adjustment as a result of adopting SFAS No. 109, "Accounting for Income Taxes".  (See Notes 1
     and 10 to Consolidated Financial Statements.)







= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                   SCHEDULE V
                                                                                                                    (2 of 3)

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                        PROPERTY, PLANT AND EQUIPMENT AT ORIGINAL COST (a)
                                                   YEAR ENDED DECEMBER 31, 1992
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A                             Column B       Column C         Column D        Column E         Column F
                                                                                                  Transfers and
                                                                                  Retirements     Amortization
                                                    Balance      Additions        or Sales at          of             Balance
     Classification of Property                  Dec. 31, 1991    at Cost           Cost(b)       Franchises(c)    Dec. 31, 1992
     __________________________                  _____________  ___________       ___________     _____________    _____________

ELECTRIC UTILITY PLANT:
  Electric utility plant in service--
    Intangible. . . . . . . . . . . . . . . .    $       52     $        -        $        -      $      (1)       $       51
    Production. . . . . . . . . . . . . . . .     1,141,535          7,275              2,722             -         1,146,088
    Transmission. . . . . . . . . . . . . . .       288,202          4,782              1,556            91           291,519
    Distribution. . . . . . . . . . . . . . .       395,394         33,849              5,110          (135)          423,998
    General . . . . . . . . . . . . . . . . .        83,833          7,699              4,071           (11)           87,450
  Electric plant held for future use. . . . .         1,217              -                  -             -             1,217
  Construction work in progress . . . . . . .        56,708        (15,070)                 -             -            41,638
  Completed construction not classified . . .        87,928         78,071                  -             -           165,999
                                                  _________      _________         __________      ________         _________
     Total electric utility plant . . . . . .     2,054,869        116,606             13,459           (56)        2,157,960
                                                  _________      _________         __________      ________         _________

GAS UTILITY PLANT:
  Gas utility plant in service--
    Intangible. . . . . . . . . . . . . . . .            40              -                  -             -                40
    Production. . . . . . . . . . . . . . . .         1,216              -                 63             -             1,153
    Storage . . . . . . . . . . . . . . . . .        15,163          4,177                  2             -            19,338
    Transmission. . . . . . . . . . . . . . .        33,001            711                 26            (1)           33,685
    Distribution. . . . . . . . . . . . . . .       106,664          7,280                671             -           113,273
    General . . . . . . . . . . . . . . . . .         7,880          1,561                686            10             8,765
  Gas plant held for future use . . . . . . .            37              -                  -             -                37
  Construction work in progress . . . . . . .         1,774          1,807                  -             -             3,581
  Completed construction not classified . . .        13,390          6,028                  -             -            19,418
                                                  _________      _________         __________      ________         _________
     Total gas utility plant. . . . . . . . .       179,165         21,564              1,448             9           199,290
                                                  _________      _________         __________      ________         _________
     Total utility plant. . . . . . . . . . .    $2,234,034     $  138,170        $    14,907     $     (47)       $2,357,250
                                                  =========      =========         ==========      ========         =========

_________________________

(a)  Reference is made to Note 1 to Consolidated Financial Statements.
(b)  Represents retirements charged to accumulated depreciation (Schedule VI).
(c)  Represents land and buildings transferred to other physical property, amortization of franchises and plant acquisition adjustments.







= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                   SCHEDULE V
                                                                                                                    (3 of 3)

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                        PROPERTY, PLANT AND EQUIPMENT AT ORIGINAL COST (a)
                                                   YEAR ENDED DECEMBER 31, 1991
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A                             Column B       Column C         Column D        Column E         Column F
                                                                                                  Transfers and
                                                                                  Retirements     Amortization
                                                    Balance      Additions        or Sales at          of             Balance
     Classification of Property                  Dec. 31, 1990    at Cost           Cost(b)       Franchises(c)    Dec. 31, 1991
     __________________________                  _____________  ___________       ___________     _____________    _____________

ELECTRIC UTILITY PLANT:
  Electric utility plant in service--
    Intangible. . . . . . . . . . . . . . . .    $       52     $        -        $        -      $       -        $       52
    Production. . . . . . . . . . . . . . . .     1,138,222          6,794              3,483             2         1,141,535
    Transmission. . . . . . . . . . . . . . .       258,482          3,437                766            49           288,202
    Distribution. . . . . . . . . . . . . . .       380,381         18,449              3,430            (6)          395,394
    General . . . . . . . . . . . . . . . . .        77,718          8,474              2,313           (46)           83,833
  Electric plant held for future use. . . . .         1,294            231                  -          (308)            1,217
  Construction work in progress . . . . . . .        34,752         21,956                  -             -            56,708
  Completed construction not classified . . .        48,266         39,662                  -             -            87,928
                                                  _________      _________         __________      ________         _________
     Total electric utility plant . . . . . .     1,966,167         99,003              9,992          (309)        2,054,869
                                                  _________      _________         __________      ________         _________

GAS UTILITY PLANT:
  Gas utility plant in service--
    Intangible. . . . . . . . . . . . . . . .            40              -                  -             -                40
    Production. . . . . . . . . . . . . . . .         1,217              -                  -            (1)            1,216
    Storage . . . . . . . . . . . . . . . . .        15,126             40                  3             -            15,163
    Transmission. . . . . . . . . . . . . . .        32,929            134                 62             -            33,001
    Distribution. . . . . . . . . . . . . . .       102,236          5,253                830             -           106,664
    General . . . . . . . . . . . . . . . . .         7,468          1,167                731             5             7,880
  Gas plant held for future use . . . . . . .            41              -                  -           (24)               37
  Construction work in progress . . . . . . .         2,439           (665)                 -            (4)            1,774
  Completed construction not classified . . .         4,440          8,950                  -             -            13,390
                                                  _________      _________         __________      ________         _________
     Total gas utility plant. . . . . . . . .       165,936         14,879              1,626           (24)          179,165
                                                  _________      _________         __________      ________         _________
     Total utility plant. . . . . . . . . . .    $2,132,103     $  113,882        $    11,618     $    (333)       $2,234,034
                                                  =========      =========         ==========      ========         =========

_________________________

(a)  Reference is made to Note 1 to Consolidated Financial Statements.
(b)  Represents retirements charged to accumulated depreciation (Schedule VI).
(c)  Represents land and buildings transferred to other physical property, amortization of franchises and plant acquisition adjustments.







= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                   SCHEDULE VI
                                                                                                                    (1 of 3)

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                                   PROPERTY, PLANT AND EQUIPMENT
                                                   YEAR ENDED DECEMBER 31, 1993
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A             Column B                   Column C                        Column D               Column E
                                                            Additions(a)                    Deduction(a)
                                                    _____________________________      ______________________
                                    Balance            Charged        Charged          Retirements    Cost of         Balance
     Description                 Dec. 31, 1992      to Income(b)   Other Accounts        at Cost      Removal      Dec. 31, 1993
     ___________                 _____________      ____________   ______________      ___________    ________     _____________
Electric . . . . . . . . . .       $882,353           $ 69,229       $  7,328           $ 16,570      $  5,998      $  936,342
Gas. . . . . . . . . . . . .         79,066              5,273            783                846           521          83,755
                                    _______            _______        _______            _______       _______       _________
     Total . . . . . . . . .       $961,419           $ 74,502       $  8,111(c)        $ 17,416      $  6,519      $1,020,097
                                    =======            =======        =======            =======       =======       =========

_________________________

(a)  Reference is made to Note 1 to Consolidated Financial Statements.

                                                                                Electric       Gas        Corporate      Total
                                                                                ________     ________     _________     _______

(b)  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . .      $ 71,876     $  5,771       $415       $ 78,062
     Amortization of major systems development, roads and rights-of-way . .        (2,647)        (498)         -        (3,145)
                                                                                 _______      _______        ___        _______
                                                                                $ 69,229     $  5,273       $415       $ 74,917
                                                                                 =======      =======        ===        =======
(c)  Depreciation charged to clearing and other accounts. . . . . . . . . . . .                                       $  3,672
     Salvage and miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .                                          4,439
                                                                                                                       _______
                                                                                                                      $  8,111
                                                                                                                       =======





















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                   SCHEDULE VI
                                                                                                                    (2 of 3)

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                                   PROPERTY, PLANT AND EQUIPMENT
                                                   YEAR ENDED DECEMBER 31, 1992
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A             Column B                   Column C                        Column D               Column E
                                                            Additions(a)                    Deduction(a)
                                                    _____________________________      ______________________
                                    Balance            Charged        Charged          Retirements    Cost of         Balance
     Description                 Dec. 31, 1991      to Income(b)   Other Accounts        at Cost      Removal      Dec. 31, 1992
     ___________                 _____________      ____________   ______________      ___________    ________     _____________
Electric . . . . . . . . . .       $825,452           $ 66,345       $  9,713           $ 13,459      $  5,698       $882,353
Gas. . . . . . . . . . . . .         75,175              4,791            580              1,448            32         79,066
                                    _______            _______        _______            _______       _______        _______
     Total . . . . . . . . .       $900,627           $ 71,136       $ 10,293(c)        $ 14,907      $  5,730       $961,419
                                    =======            =======        =======            =======       =======        =======

_________________________

(a)  Reference is made to Note 1 to Consolidated Financial Statements.

                                                                                       Electric    Gas      Corporate     Total
                                                                                       ________   _______   _________    _______

(b)  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 68,902   $  5,252     $ 16     $ 74,170
     Amortizatin of major systems development, roads and rights-of-way. . . . .          (2,557)      (461)       -       (3,018)
                                                                                        _______    _______      ___      _______
                                                                                       $ 66,345   $  4,791     $ 16     $ 71,152
                                                                                        =======    =======      ===      =======
(c)  Depreciation charged to clearing and other accounts. . . . . . . . . . . .                                         $  3,198
     Salvage and miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .                                            7,095
                                                                                                                         _______
                                                                                                                        $ 10,293
                                                                                                                         =======





















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                   SCHEDULE VI
                                                                                                                    (3 of 3)

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                                   PROPERTY, PLANT AND EQUIPMENT
                                                   YEAR ENDED DECEMBER 31, 1991
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A             Column B                   Column C                        Column D               Column E
                                                            Additions(a)                    Deduction(a)
                                                    _____________________________      ______________________
                                    Balance            Charged        Charged          Retirements    Cost of         Balance
     Description                 Dec. 31, 1990      to Income(b)   Other Accounts        at Cost      Removal      Dec. 31, 1991
     ___________                 _____________      ____________   ______________      ___________    ________     _____________
Electric . . . . . . . . . .       $774,242           $ 63,310       $  4,912           $  9,992      $  7,020       $825,452
Gas. . . . . . . . . . . . .         71,948              4,475            680              1,626           302         75,175
                                    _______            _______        _______            _______       _______        _______
     Total . . . . . . . . .       $846,190           $ 67,785       $  5,592(c)        $ 11,618      $  7,322       $900,627
                                    =======            =======        =======            =======       =======        =======

_________________________

(a)  Reference is made to Note 1 to Consolidated Financial Statements.

                                                                                       Electric          Gas         Total
                                                                                       ________        _______      _______

(b)  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 64,880       $  4,603     $ 69,483
     Amortizatin of major systems development, roads and rights-of-way. . . . .          (1,570)          (128)      (1,698)
                                                                                        _______        _______      _______
                                                                                       $ 63,310       $  4,475     $ 67,785
                                                                                        =======        =======      =======
(c)  Depreciation charged to clearing and other accounts. . . . . . . . . . . .                                    $  2,872
     Salvage and miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .                                       2,720
                                                                                                                    _______
                                                                                                                   $  5,592
                                                                                                                    =======





















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                                                                                   SCHEDULE IX

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                                       SHORT-TERM BORROWINGS

                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


        Column A                Column B            Column C              Column D              Column E              Column F

                                                    Weighted                                 Average Amount           Weighted
                                                Average Interest       Maximum Amount         Outstanding         Average Interest
                              Balance at            Rate at            Outstanding at          During the           Rate During
        Catetory              End of Year         End of Year          Any Month-End            Year(a)             the Year(a)
        ________              ___________       _________________      ______________        ______________       ________________
1993:
_____
CIPS - Commercial Paper . . .         -                -                  $10,397                $ 1,992               3.38%
CIC  - Bank Line of Credit. .         -                -                    6,800                  3,509               3.62
                                                                           ______                 ______
Total                                                                     $17,197                $ 5,501
                                                                           ======                 ======


1992:
_____
CIPS - Commercial Paper . . .   $17,393               3.45%               $17,393                $    59               3.46%
CIC  - Bank Line of Credit. .     4,000               3.85                  4,000                    122               3.85
                                 ______                                    ______                 ______
Total                           $21,393                                   $21,393                $   181
                                 ======                                    ======                 ======


1991:
_____

None


__________________________

(a)  Computed on a daily weighted average basis.














= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


                                                                   SCHEDULE X


                      CIPSCO INCORPORATED AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (in thousands)


= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
            Column A                                  Column B

                                             Charged to Costs and Expenses
                                             _____________________________
                                               1993      1992       1991
                                               ____      ____       ____

Taxes other than income taxes:
  Real estate . . . . . . . . . . . . . .    $  7,517  $  7,055   $  7,301
  Invested capital. . . . . . . . . . . .       8,876     8,888      8,989
  Gross receipts and public utility . . .      30,961    27,207     30,150
  Payroll . . . . . . . . . . . . . . . .       6,986     7,620      6,960
  Other . . . . . . . . . . . . . . . . .         473       363        714
                                              _______   _______    _______

                                             $ 54,813  $ 51,133   $ 54,114
                                              =======   =======    =======

     The amounts charged to the respective accounts for royalties, advertising, and depreciation and amortization of intangible assets, preoperating costs and similar deferrals each aggregated less than one percent of total revenues.















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CIPSCO Incorporated
                                                     (Registrant)


                                      By            C. L. GREENWALT
                                         _____________________________________
                                                    C. L. Greenwalt
                                         President and Chief Executive Officer
Date:  March 10, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                             Title

Principal Executive Officer:


C. L. GREENWALT                  President and Chief Executive Officer
                                   and Director

Principal Financial Officer:


R. W. JACKSON                    Senior Vice President, Chief Financial
                                   Officer, Secretary, Director and as
                                   Attorney-in-Fact*

Principal Accounting Officer:


J. C. FIAUSH                     Controller, Chief Accounting Officer
                                   and Assistant Treasurer

WILLIAM J. ALLEY*                Director
ROBERT S. ECKLEY*                Director
JOHN L. HEATH*                   Director
GORDON R. LOHMAN*                Director
HANNE M. MERRIMAN*               Director
DONALD G. RAYMER*                Director
THOMAS L. SHADE*                 Director
JAMES W. WOGSLAND*               Director

Date:  March 10, 1994

                                                          EXHIBIT 3.02

                                     BYLAWS
                                       OF
                               CIPSCO INCORPORATED



                                    ARTICLE I
                              SHARES AND TRANSFERS

                         Section 1.  Each holder of duly paid shares of the
Company shall be entitled to a certificate or certificates stating the number and class of shares owned by such holder. Such certificates shall be signed by the appropriate officers of the Company (which, in the absence of contrary action by the Board, shall be the President or any Vice President and the Secretary or any Assistant Secretary of the Company); shall be sealed with the corporate seal of the Company, which seal may be facsimile; and shall be countersigned by a Transfer Agent, and countersigned and registered by a Registrar, appointed by the Board. If a certificate is countersigned by a Transfer Agent and countersigned and registered by a Registrar, other (in each case) than the Company itself or its employee, the signature of either or both of such officers of the Company, and the countersignature of any such Transfer Agent or its officer or employee, may be facsimiles. In case any officer of the Company, or any officer or employee of a Transfer Agent, who has signed or whose facsimile signature has been placed upon any such certificate shall cease to be an officer of the Company or an officer or an employee of the Transfer Agent, as the case may be, before such certificate is issued, the certificate may be issued by the Company with the same effect as if such officer of the Company or such officer or employee of the Transfer Agent had not ceased to be such at the date of issue of such certificate.

                         Section 2.  Shares shall be transferable only on the
books of the Company and upon proper endorsement and surrender of the outstanding certificate or certificates representing such shares. If an outstanding certificate shall be lost, destroyed or stolen, the holder thereof may have a new certificate upon producing evidence satisfactory to the Company of such loss, destruction or theft and upon furnishing to the Company, the Transfer Agent and the Registrar indemnity deemed sufficient by the Company.

                         Section 3.  Notwithstanding the foregoing provisions
of this Article I, the Board of Directors may also provide by resolution that some or all of any or all classes and series of its shares shall be uncertificated shares, provided that such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Company. Except as otherwise provided by statute, the rights and obligations of the holders of uncertificated shares and the rights and obligations of the holders of certificates representing shares of the same class and series shall be identical.

                                   ARTICLE II
                            MEETINGS OF SHAREHOLDERS

                         Section 1.  The annual meeting of the shareholders
shall be held on the fourth Wednesday in April of each year (or if such day shall be a legal holiday in Illinois then upon the following day) or upon such other day determined by resolution of the Board of Directors. Each such regular annual meeting shall be held at such time and at such location, within or without the State of Illinois, as the Board of Directors shall order. At such annual meeting, a board of directors shall be elected and such other business shall be transacted as may properly come before such meeting.

                         Section 2.  Special meetings of the shareholders may
be called by the President, by the Board of Directors, by the holders of not less than one-fifth of all the outstanding shares entitled to vote on the matter for which the meeting is called, or in such other manner as may be provided by statute. Each such special meeting shall be held at such location, within or without the State of Illinois, as the Board of Directors shall order.

                         Section 3.  Written notice of the place, day and hour
of each meeting of shareholders and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given to each shareholder of record entitled to vote at such meeting. Such notice shall be sent by mail to each such shareholder, at the address of such shareholder as it appears on the records of the Company, not less than ten days or more than sixty days before the date of the meeting, except in cases where some other special method of notice may be required by statute, in which case the statutory method shall be followed. Notice of any meeting of the shareholders may be waived by any shareholder. Attendance of a shareholder (either in person or by proxy) at any meeting shall constitute waiver of notice thereof unless the shareholder (in person or by proxy, as the case may be) at the meeting objects to the holding of the meeting because proper notice was not given.

                         Section 4.  At any shareholders' meeting a majority
of the shares outstanding and entitled to vote on the matter (excluding such shares as may be owned by the Company) must be represented (either in person or by proxy) in order to constitute a quorum for consideration of such matter, but the shareholders represented at any meeting, though less than a quorum, may adjourn the meeting to some other day or sine die. If a quorum is present (either in person or by proxy) at a shareholders' meeting, the affirmative vote of the holders of the majority of shares represented at the meeting and entitled to vote on a matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes shall be required by law or the Articles of Incorporation.

                         Section 5.  The President and Secretary of the
Company shall act as Chairman and Secretary, respectively, of each shareholders' meeting, unless the shareholders represented at the meeting shall otherwise decide.

                                   ARTICLE III
                               BOARD OF DIRECTORS

                         Section 1.  The business and affairs of the Company
shall be managed by or under the direction of the Board of Directors consisting of not less than seven or more than twelve members. The exact number of directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors. Any vacancy occurring in the Board of Directors arising between meetings of shareholders by reason of an increase in the number of directors or otherwise may be filled by a majority of the members of the Board.

                         Section 2.  A meeting of the Board of Directors shall
be held on the same date as the annual meeting of shareholders in each year, at the same place where such annual meeting shall have been held or at such other place as shall be determined by the Board. A regular meeting of the Board shall be held at the general offices of the Company in Springfield, Illinois, or at such other place as shall be specified in the notice of such meeting, on the first Tuesday of the months of June, August, October, December, and February of each year. Notice of every such regular meeting of the Board, stating the place, day and hour of the meeting, shall be given to each director personally, or by telegraph or other written means of electronic communication, or by depositing the same in the mails properly addressed, at least two days before the date of such meeting. Except where required by statute, neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board need be specified in the notice or waiver of notice of such meeting.

                         Section 3.  Special meetings of the Board of
Directors may be called at any time by the President, or by a Vice President, when acting as President, or by any two directors. Notice of such meeting, stating the place, day and hour of the meeting shall be given to each director personally in writing, or by telegraph or other written means of electronic communication, or by depositing the same in the mails properly addressed, or orally promptly confirmed by written notice in any one of the aforesaid forms, not less than the day prior to the date of such meeting.

                         Section 4.  Notice of any meeting of the Board may be
waived by any director. Attendance of a director at any meeting shall constitute waiver of notice of such meeting except where a director attends a meeting for the express purpose of objecting to the transaction of any business at the meeting because the meeting is not lawfully called or convened.

                         Section 5.  A majority of the Board of Directors
shall constitute a quorum for the transaction of business at any meeting of the Board, but less than a majority of the Board may adjourn the meeting to some other day or sine die.  The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board unless the vote of a greater number or the vote of any class of directors shall be required by the Articles of Incorporation.  The President of the Company shall act as Chairman at each meeting of the Board but, in the President's absence,
one of the directors present at the meeting who shall have been elected for the purpose by majority vote of those directors in attendance shall act as
Chairman; and the Secretary of the Company, or in the Secretary's stead, an
Assistant Secretary shall act as Secretary at each such meeting.  The members of the Board shall receive such compensation as the Board may from time to time by resolution determine.


                                   ARTICLE IV
                      COMMITTEES OF THE BOARD OF DIRECTORS

                         Section 1.  A majority of directors may appoint
committees, standing or special, from time to time from among members of the Board, and confer powers on such committees and revoke such powers and terminate the existence of such committees at its pleasure.

                         Section 2.  Meetings of any committee may be called
in such manner and may be held at such times and places as such committee may by resolution determine, provided that a meeting of any committee may be called at any time by the President of the Company. Members of all committees shall receive such compensation as the Board of Directors may from time to time by resolution determine.

                         Section 3.  Each committee shall have such authority
of the Board of Directors as shall be granted to it by the Board; provided, however, a committee may not take any action not permitted to be taken by a committee pursuant to the Business Corporation Act of 1983, as amended from time to time.



                                    ARTICLE V
                                    OFFICERS

                         Section 1.  There shall be elected by the Board of
Directors (if practicable at its first meeting after the annual election of directors in each year) the following principal officers, namely: A
President, such number of Vice Presidents as the Board may from time to time decide upon (any one or more of whom may be designated as Executive Vice President, Senior Vice President or otherwise), a Secretary and a Treasurer. The Board of Directors may, in its discretion, determine that the principal officers of the Company shall include a Controller in which case the Controller shall be elected in the same manner as other principal officers. References in these Bylaws to Vice Presidents shall include any such Executive Vice President, Senior Vice President or other Vice President, however denominated. The Board may in its discretion also elect such other officers as may from time to time be provided for by the Board. Any two or more offices may be held by the same person. All officers, unless sooner removed, shall hold their respective offices until the first meeting of the Board of Directors after the next succeeding annual election of directors and until their successors, willing to serve, shall have been elected, but any officer, including any officer appointed by the President as provided in Section 2 of this Article V, may be removed from office at the pleasure of the Board. Election or appointment of an officer shall not of itself create contract rights.

                         Section 2.  The President shall be the chief
executive officer of the Company and shall have the general management and direction, subject to the control of the Board of Directors, of the business of the Company, including the power to appoint and to remove and discharge any and all assistant officers, agents and employees of the Company not elected or appointed directly by the Board of Directors. The President may execute for and on behalf of the Company any contracts, deeds, mortgages, leases, bonds, or other instruments and may accomplish such execution either under or without the seal of the Company and either individually or with the Secretary, any Assistant Secretary, or any other officer or person thereunto authorized by the Board of Directors, according to the requirements of the form of the instrument. The President shall have such other powers and duties as usually devolve upon the president of a corporation, and such further powers and duties as may from time to time be prescribed by the Board of Directors. The President may delegate any part of the duties of that office to one or more of the Vice Presidents of the Company.

                         Section 3.  Each of the Vice Presidents shall have
such powers and duties as may be prescribed for such office by the Board of Directors or as may be prescribed for or delegated to such officer by the President. Each Vice President may execute for and on behalf of the Company any contracts, deeds, mortgages, leases, bonds, or other instruments in each case in accordance with the authority therefor granted by the President or the Board of Directors, which authority may be general or confined to specific instances. Such execution may be accomplished either individually or with any other officer or person thereunto authorized by the President or the Board of Directors, according to the requirements of the form of the instrument. In the absence or inability of the President or in case of the President's death, resignation or removal from office, the powers and duties of the President shall temporarily devolve upon such one of the Vice Presidents as the Board shall have designated or shall designate for the purpose and the Vice President so designated shall have and exercise all the powers and duties of the President during such absence or disability or until the vacancy in the office of President shall be filled. Each Vice President may delegate any part of the duties of that office to employees of the Company under the respective Vice President's supervision.

                         Section 4.  The Secretary shall attend all meetings
of the Board of Directors, shall keep a true and faithful record thereof in proper books to be provided for that purpose, and shall have the custody and care of the corporate seal, records, minutes and stock books of the Company. The Secretary shall also act as Secretary of all shareholders' meetings, and keep a record thereof, except to the extent some other person may have been selected to act as Secretary by such meeting. The Secretary shall keep a suitable record of the addresses of shareholders, shall have general charge of the stock transfer books of the Company, and shall, except as may be otherwise required by statute or by the Bylaws, sign , issue and publish all notices required for meetings of shareholders and for meetings of the Board of Directors. The Secretary shall sign all share certificates, bonds and mortgages, and all other documents and papers to which the Secretary's signature may be necessary or appropriate, shall affix the seal of the Company to all instruments requiring the seal, and shall have such other powers and duties as are commonly incidental to the office of Secretary or as may be prescribed for or delegated to that office by the Board of Directors, by the President, or, if authorized by the Board or the President to prescribe such powers and duties, by a Vice President. The Secretary may delegate any part of the duties of that office to employees of the Company under the Secretary's supervision.

                         Section 5.  The Treasurer shall have charge of, and
be responsible for, the collection, receipt, custody and disbursement of the funds of the Company, and the deposit of funds in the name of the Company in such banks, trust companies or safety vaults as the Board of Directors may direct which direction may be general or confined to specific depositories. The Treasurer shall have custody of such books, receipted vouchers and other papers and records as in the practical business operations of the Company shall naturally belong in the office or custody of the Treasurer or as shall be placed in the custody of the Treasurer by the Board of Directors, by the President, or, if authorized by the Board or the President, by a Vice President. The Treasurer shall have such other powers and duties as are commonly incidental to the office of Treasurer or as may be prescribed for or delegated to that office by the Board of Directors, by the President, or, if authorized by the Board or the President to prescribe such powers and duties, by a Vice President. The Treasurer may be required to give a bond to the Company for the faithful discharge of the Treasurer's duties, in such form and in such amount and with such sureties as shall be determined by the Board of Directors. The Treasurer may delegate any part of the Treasurer's duties to employees of the Company under the Treasurer's supervision.

                         Section 6.  Except as otherwise provided in these
Bylaws and except as otherwise provided by the Board of Directors, the Controller, if designated as a principal officer of the Company, will be responsible for the establishment and maintenance of accounting procedures, the interpretation of all financial statements and accounting reports of the Company and functional supervision over the records of all other departments of the Company pertaining to revenues, expenses, moneys, securities, properties, materials and supplies. The Controller shall have such other powers and duties as are commonly incidental to the office of Controller or as may be prescribed for or delegated to the Controller by the Board of Directors, by the President, or, if authorized by the Board or the President to prescribe such powers and duties, by a Vice President. The Controller may be required to give a bond to the Company for the faithful discharge of the Controller's duties, in such form and in such amount and with such sureties as shall be determined by the Board of Directors. The Controller may delegate any part of the Controller's duties to employees of the Company under the Controller's supervision.

                         Section 7.  The Assistant Vice Presidents, Assistant
Secretaries, Assistant Treasurers and Assistant Controllers shall, respectively, assist the Vice Presidents, the Secretary, the Treasurer and the Controller of the Company in the performance of the respective duties assigned to such principal officers and, in assisting the respective principal officer, each assistant officer shall, for such purposes, have the same powers as the respective principal officer. The powers and duties of any principal officer shall, except as otherwise ordered by the Board of Directors, temporarily devolve upon the respective assistant in case of the absence, disability, death, resignation or removal from office of such principal officer.


                                   ARTICLE VI
                                  MISCELLANEOUS

                         Section 1.  The funds of the Company shall be
deposited to its credit in such banks or trust companies as the Board of Directors from time to time shall approve, which approval may be general or confined to specific instances. Such funds shall be withdrawn only on checks or drafts of the Company or by direct, wire or other electronic transfer of funds for the purposes of the Company in accordance with procedures relating to signatures and authorizations by officers of the Company which are approved by the Board of Directors from time to time, which approval may be general or confined to specific instances.

                         Section 2.  No debts shall be contracted except for
current expenses unless authorized by the Board of Directors, and no bills shall be paid by the Treasurer unless audited and approved by the Controller or by some other person or committee authorized by the Board of Directors to audit and approve bills for payment.

                         Section 3.  All distributions to shareholders and all
acquisitions by the Company of its own shares shall be authorized by the Board of Directors.

                         Section 4.  The fiscal year of the Company shall
close at the end of December annually.

                         Section 5.  All or any shares of stock of any
corporation owned by the Company may be voted at any meeting of the shareholders of such corporation by the President, any Vice President or the Secretary of the Company upon any question that may be presented at such meeting, and any such officer may, on behalf of the Company, waive any notice of the calling of such meeting required by any statute or bylaw and consent to the holding of any such meeting without notice. The President, any Vice President or the Secretary of the Company shall have authority to give to any person a written proxy in the name of the Company and under its corporate seal to vote at any meeting of the shareholders of any corporation all or any shares of stock of such corporation owned by the Company upon any question that may be presented at such meeting, with full power to waive any notice of the calling of such meeting required by any statute or bylaw and to consent to the holding of any such meeting without notice.

                         Section 6. (a)  The Company shall indemnify any
person who was or is a party, or is threatened to be made a party to, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, if such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, if such person had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, that the person had reasonable cause to believe that such person's conduct was unlawful.

                         (b)  The Company shall indemnify any person who was
or is a party, or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit, if the person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Company, provided that no indemnification shall be made with respect to any claim, issue, or matter as to which such person has been adjudged to have been liable to the Company, unless, and only to the extent that, the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

                         (c)  To the extent that a director, officer, employee
or agent has been successful, on the merits or otherwise, in the defense of any action, suit or proceeding referred to in paragraph (a) or (b), or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith.

                         (d)  Any indemnification under paragraph (a) or (b)
(unless ordered by a court) shall be made by the Company only as authorized in the specific case, upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth in paragraph (a) or (b). Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the shareholders of the Company.

                         (e)  Expenses incurred in defending a civil or
criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of such action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Company as authorized in this Section 6.

                         (f)  The indemnification and advancement of expenses
provided by or granted under the other subsections of this Section 6 shall be effective with respect to acts, errors or omissions occurring prior to, on or subsequent to the date of adoption hereof and such indemnification shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action by a director, officer, employee or agent in such person's official capacity and as to action in another capacity while holding such office.

                         (g)  The Company may purchase and maintain insurance
on behalf of any person who is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Company would have the power to indemnify such person against such liability under the provisions of this Section 6.

                         (h)  If the Company has paid indemnity or has
advanced expenses to a director, officer, employee or agent, the Company shall report the indemnification or advance in writing to the shareholders with or before the notice of the next shareholders' meeting.

                         (i)  For purposes of this Section 6 references to
"the Company" shall include, in addition to the surviving corporation, any merging corporation (including any corporation having merged with a merging corporation) absorbed in a merger which, if its separate existence had continued, would have had the power and authority to indemnify its directors, officers, and employees or agents, so that any person who was a director, officer, employee or agent of such merging corporation, or was serving at the request of such merging corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section 6 with respect to the surviving corporation as such person would have with respect to such merging corporation if its separate existence had continued.

                         (j)  For purposes of this Section 6, references to
"other enterprise" shall include employee benefit plans, and references to "serving at the request of the Company" shall include any service as a director, officer, employee or agent of the Company which imposes duties on, or involves services by such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries. A person who acted in good faith and in a manner such person reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Section 6.


                         (k)  The indemnification and advancement of expenses
provided by or granted under this Section 6 shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of that person.


                                   ARTICLE VII
                          AMENDMENT OR REPEAL OF BYLAWS

                         These Bylaws may be added to, amended or repealed by
the Board of Directors at any regular or special meeting of the Board.

STATE OF ILLINOIS        )
                         )SS.
COUNTY OF SANGAMON       )







                    I, the undersigned, hereby certify that I am Assistant Secretary of CIPSCO Incorporated and the Custodian of the books and records of said Company.
                    I further certify that the above and foregoing is a true copy of the Bylaws of said Company in effect on February 1, 1994.
                    IN WITNESS WHEREOF, I have hereunto set my hand and
affixed the corporate seal of said Company this 10th day of        March, A.D.
1994.




                    ___/s/Craig D. Nelson____________



                    (CORPORATE SEAL)

                                                            EXHIBIT 10.02


                             A G R E E M E N T


                    This AGREEMENT made this _______ day of _________,19__, by and between CIPSCO Incorporated, an Illinois corporation (hereinafter called the "Company"), and ___________________________ (hereinafter called the "Director").


                              WITNESSETH:


                    WHEREAS, the Director is a member of the Board of Directors of the Company; and

                    WHEREAS, the Company and the Director desire to enter into this Agreement with respect to compensation to accrue to the Director as a member of the Board of Directors commencing _________, 19__ * (the "Effective Date");

                    NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth it is agreed:

                    1. The Director shall serve diligently and honestly in the administration of the affairs of the Company during his or her service as a director.

                    2. As compensation for the services to be rendered by the Director to the Company, the Company shall set up on its books an account in the name of the Director to which shall be accrued, commencing with the Effective Date and continuing for the period that compensation is to be accrued hereunder, the amounts provided in subparagraphs (a) and (b) hereof.

                    (a) There shall be accrued to the account amounts equivalent to such amounts as the Director would have received as a director of the Company as compensation for the services rendered by the Director but for this Agreement, such accruals to commence as of the respective dates payment of such amounts would have been made by the Company.



          * January 1 of the year following the date of the Agreement.












                    (b) There shall be accrued an additional amount equivalent to such amounts as would have been available if the amount accrued to the account were invested in the Company's Common Stock at the closing price as reported in the listing of the New York Stock Exchange - Composite Transactions for the trading day coincident with or next following the date payment would have been made to the Director but for this Agreement, including subsequent cash dividends on the shares of Common Stock treated as credited to the Director's account. Such cash dividends shall be treated as automatically reinvested in the Company's Common Stock at the closing price as reported in the listing of the New York Stock Exchange - Composite Transactions for the trading day coincident with or next following the applicable dividend payment date. Adjustments of the value of the account for appreciation or depreciation in the market value of shares of Common Stock deemed to be so held will be made on any applicable valuation date using the closing price as reported in the listing of the New York Stock Exchange - Composite Transactions.

                    3. The amount accrued to the Director's account shall be paid over in accordance with the provisions of this paragraph 3.

                    (a) Commencing with the last day of the calendar quarter in which the Director shall have retired as a director of the Company and its affiliates, the Company shall pay, or commence to pay, to the Director in cash the amount accrued to his or her account as of such date.

                              The manner of payment shall be in accordance with Payment Method 1 below or Payment Method 2 below, whichever the Director designates at the end of this Agreement as the method of payment; provided, however, that the Director may elect from time to time to change as of any January 1 his or her payment designation by filing an appropriate written direction with the Company prior to the January 1st as which the change is to be effective. A change in payment designation, however, shall only be effective with respect to amounts to be accrued to the Director's account attributable to years of service commencing on or after the effective date of such change for which compensation is accrued under Paragraph 2(a) of this Agreement. A payment designation shall be irrevocable with respect to amounts accrued to the Director's account that are attributable to years of service commencing prior to such January 1st during which the payment designation was in effect.

                    PAYMENT METHOD 1 --

                    The portion of the Director's account covered by this Payment Method 1 shall be paid over in equal quarterly installments, the number of which shall be the lesser of
                    (i) 20 or (ii) the number of calendar quarters during which compensation was accrued under this Agreement and under any similar agreement with the Company or an affiliate of the Company (but not counting any such calendar quarter more than once). In addition, the Company shall pay to the Director quarterly an amount equivalent to interest on the balance of such portion of his or her account from time to time unpaid, at a rate, in respect of each quarterly payment, equal to the rate of interest obtained at the auction of six month United States Treasury Bills taking place nearest to the first day of the calendar quarter for which the payment is made.

                    PAYMENT METHOD 2 --

                    The portion of the Director's account covered by this Payment Method 2 shall be paid over in one of the following methods as the Company,in its sole discretion, shall determine prior to the Director's retirement after consultation with the Director:

                    (i)       By payment in a lump sum, or

                    (ii) By payment in equal quarterly installments, the number of which shall be the lesser of (i) 20 or
                              (ii) the number of calendar quarters during which compensation was accrued under this Agreement and under any similar agreement with the Company or an affiliate of the Company (but not counting any such calendar quarter more than once). In addition, the Company shall pay to the Director quarterly an amount equivalent to interest on the balance of such portion of his or her account from time to time unpaid at a rate, in respect of each quarterly payment, equal to the rate of interest obtained at the auction of six month United States Treasury Bills taking place nearest to the first day of the calendar quarter for which the payment is made.

                    (b) Upon the death of the Director prior to complete distribution of the amount accrued to his or her account, any undistributed amount shall be paid in cash in a lump sum to such beneficiaries and in such proportions among them as the Director shall have designated in the latest instrument in writing filed by the Director with the Company. If there shall be no beneficiary designated or in existence at the Director's death, any undistributed amount shall be paid to the executor or administrator of the Director's estate. If the death of the Director occurs prior to retirement, the amount to be distributed shall be based on the value of his or her account as of the last day of the calendar quarter in which death occurs.

                    4. The Director, by filing an appropriate written direction with the Company prior to January 1 of any calendar year, may have the amounts payable for service referred to in paragraph 2 subsequent to such January 1 paid in cash. Any such direction shall be effective with respect to all future calendar years until revoked by the Director filing an appropriate written direction with the Company prior to January 1 of any calendar year to the have the amounts payable for such services subsequent to January 1 accrued hereunder.

                    5. The Director shall have no power to commute, encumber, sell or otherwise dispose of the rights provided herein and such rights shall be non-assignable and non-transferable.

                    6. This Agreement shall be binding upon and inure to the benefit of the Director, his heirs, executors and administrators, and the Company, its successors and assigns.

                    7. All amounts payable under this Agreement shall be paid by the Company from its general assets. No trust fund or other fund shall be created or held for the financing of such amounts.

                    8. Attached hereto and incorporated herein are the Elections of Director, dated the date hereof, made under this Agreement. Such elections are hereby acknowledged by the Company.

                    IN WITNESS WHEREOF, the parties have signed this Agreement on the day and year first above written.

                                                  CIPSCO INCORPORATED



By_____________________________

ATTEST:

_______________________
     Secretary

                              ____________________________________

                                        Director

                                     ELECTIONS



INSTRUCTION:  CHECK APPROPRIATE BOXES AND FILL IN BLANKS.



          1.        Payment Method Under Paragraph 3:

                    Subject to my right to change my payment designation to the extent provided in Paragraph 3 of the Agreement, I designate the following method for payment of amounts accrued to my account under the Agreement:


                                        / /       Payment Method 1

                                        / /       Payment Method 2




          2.        Beneficiary:

                    My beneficiary(ies) are as indicated on the attached "Designation of Beneficiary."



Name of
Director ________________________


Date ____________________ *


          * Date as of date Agreement is signed, same date as in caption on page 1.
















_____________________________________________________________
     Name of Director                             Account No.

                          CIPSCO INCORPORATED
                     DEFERRED COMPENSATION AGREEMENT

                           ___________________

                       DESIGNATION OF BENEFICIARY

          1. Pursuant to the provisions of the Deferred Compensation Agreement ("Agreement") between CIPSCO Incorporated and me, dated ____________________, 19______, I hereby designate the followingas the beneficiary(ies) to whom the entire undistributed amount accrued to my account under the Agreement shall be paid in the event of my death:


                   Address
                (Street, City,                Birth   % of
Full Name     State & Zip Code) Relationship   Date   Dist.
__________   __________________ ____________   _____ ________
__________   __________________ ____________   _____ ________

__________   __________________ ____________   _____ ________
__________   __________________ ____________   _____ ________

     If I have designated above more than one beneficiary, payment of such undistributed amount shall be made to the beneficiary(ies) surviving me in the percentage indicated; provided,however, if any beneficiary shall not survive me, such beneficiary's share shall be paid to the beneficiaries(ies) who do survive me pro-rata based on the percentages indicated.

     2. If no beneficiary designated above survives me, I hereby designate the following contingent beneficiary(ies) to whom the entire undistributed amount accrued to my account under the Agreement shall bepaid in the event of my death:

                Address
             (Street, City,                   Birth   Perct of
Full Name    State & Zip Code) Relationship    Date   Distrib.
___________  _________________ ____________   ______ ___________
___________  _________________ ____________   ______ ___________

___________  _________________ ____________   ______ ___________
___________  _________________ ____________   ______ ___________


     If I have designated above more than one contingent beneficiary, payment of such undistributed amount shall be made to the contingent beneficiary(ies) surviving me in the percentage indicated; provided, however,if any beneficiary shall not survive me, such beneficiary's share shall bepaid to the beneficiary(ies) who do survive me pro-rata based on the percentages indicated.

     3. I hereby revoke any previous beneficiary designations made by me with respect to the Agreement.







     IN WITNESS WHEREOF, I have signed this designation in duplicate this _______________ day of __________,19____.


                                   _____________________________________
                                             Signature of Director

     The foregoing is in accordance with our records.

                    CIPSCO INCORPORATED


                    By __________________________

                                        EXHIBIT 10.04




                    Form of Special Executive Retirement Plan
                                 Amendment No. 3

     Qualifying executives of CIPSCO Incorporated may also participate in the Special Executive Retirement Plan as shown under Exhibit 10.03 of the Central Illinois Public Service Company Annual Report Form 10-K. Amendment No. 3, shown as Exhibit 10.04 to the Central Illinois Public Service Company Annual Report Form 10-K, also applies to the CIPSCO Incorporated Special Executive Retirement Plan.

                                        EXHIBIT 10.08







                     Form of Excess Benefit Retirement Plan
                                 Amendment No. 1


     Qualifying employees of CIPSCO Incorporated may also participate in the Excess Benefit Retirement Plan as shown under Exhibit 10.07 of the Central Illinois Public Service Company Annual Report Form 10-K. Amendment No. 1, shown as Exhibit 10.08 of the Central Illinois Public Service Company Annual Report Form 10-K, also applies to the CIPSCO Incorporated Excess Benefit Retirement Plan.

                                                                                                                   Exhibit 12

                                               CIPSCO INCORPORATED AND SUBSIDIARIES

                                         COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                            FOR THE FIVE YEARS ENDED DECEMBER 31, 1993
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                    1993           1992              1991            1990             1989
                                                 ___________    ___________       ___________     ___________      ___________
Net income. . . . . . . . . . . . . . . . . . .  $ 85,498       $ 72,499(c)       $ 72,065(c)     $ 65,756(c)      $ 65,366(c)

Add--Federal and state income taxes:
  Current (a) . . . . . . . . . . . . . . . . .    41,320          5,380            34,717          43,107           48,653
  Deferred (net). . . . . . . . . . . . . . . .    13,907         38,707            12,078          (3,911)          (2,718)
  Deferred investment tax credits, net. . . . .    (3,366)        (3,336)           (3,464)         (3,306)          (3,288)
  Income tax applicable to provision
    for prior period revenue refunds. . . . . .         -              -                 -               -           (7,465)
                                                  _______        _______           _______         _______          _______
                                                   51,861         40,751            43,331          35,890           35,182
                                                  _______        _______           _______         _______          _______
Net income before income taxes. . . . . . . . .   137,359        113,250           115,396         101,646          100,548
                                                  _______        _______           _______         _______          _______

Add--Fixed charges
  Interest on long-term debt (b). . . . . . . .    32,823         35,534            36,652          36,589           36,604
  Interest on provision for revenue refunds . .         -           (803)            4,261           3,396            3,432
  Other interest. . . . . . . . . . . . . . . .       603            398             1,231           1,070            1,052
  Amortization of net debt premium and
    discount (b). . . . . . . . . . . . . . . .     1,598            863               338             326              290
  Preferred stock dividend of subsidiary. . . .     3,718          4,549             5,396           5,617            5,856
                                                  _______        _______           _______         _______          _______
                                                   38,742         40,541            47,878          46,998           47,234
                                                  _______        _______           _______         _______          _______
Earnings as defined . . . . . . . . . . . . .    $176,101       $153,791          $163,274        $148,644         $147,782
                                                  =======        =======           =======         =======          =======

Fixed charges . . . . . . . . . . . . . . . . .    38,742         40,541            47,878          46,998           47,234
Adjustment to pre-tax basis . . . . . . . . . .     2,255          2,557             3,244           3,065            3,152
                                                  _______        _______           _______         _______          _______
                                                   40,997         43,098            51,122          50,063           50,386

Ratio of earnings to fixed charges
  adjusted to pre-tax basis . . . . . . . . . .      4.30           3.57              3.19            2.97             2.93
                                                  =======        =======           =======         =======          =======

_________________________

(a)  Federal portion and state portion are shown separately in Consolidated Notes to Financial Statements.
(b)  Combined as interest charges on long-term debt on Statements of Income.
(c)  Includes revenues collected subject to refund as discussed in Note 11 to Financial Statements.











= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                            Exhibit 13

                               CIPSCO Incorporated
                      Management's Discussion and Analysis


CIPSCO Incorporated is a holding company incorporated under the laws of Illinois. Its principal subsidiary is Central Illinois Public Service Company
(CIPS), an electric and natural gas utility. Another subsidiary, CIPSCO Investment Company (CIC), has subsidiaries engaged in non-utility investing activities. Material changes in the consolidated financial condition and results of operations are primarily attributable to CIPS operations, except where noted.

CIPSCO INCORPORATED

Fundamental strengths of the financial position of CIPSCO and its subsidiaries remained intact during 1993. CIPSCO's business activities are conducted by CIPS and CIC. A discussion of the financial condition of CIPS and CIC follows in the sections below.
          CIPSCO may become involved in additional businesses or investments directly, through a subsidiary or through the formation of one or more additional subsidiaries. The sources of capital to finance these activities will depend on the nature of the investment and market conditions.
          The total number of shares of common stock authorized under CIPSCO's articles of incorporation is 100 million. At year-end 1993, a total of 34,107,706 shares of common stock was outstanding, unchanged from a year earlier. No underwritten offerings of common stock are planned through 1998.
          CIPSCO is authorized to issue 4.6 million shares of preferred stock, none of which has been issued. There are no constraints in the CIPSCO articles of incorporation as to the amount of debt which may be issued.
          At year-end 1993, CIPSCO had no temporary investments or short-term borrowings.

CIPSCO INVESTMENT COMPANY

At year-end 1993, there were $85 million of non-utility investments managed by subsidiaries of CIC.
          One of those subsidiaries, CIPSCO Securities Company, manages marketable securities. At year end it had invested approximately $43 million in hedged portfolios of preferred and common stocks.
          Another subsidiary, CIPSCO Leasing Company, invests in long-term leveraged lease transactions. At year end, $33 million was invested in leased assets consisting of a commercial jet aircraft, an interest in a natural gas liquids plant, natural gas processing equipment and retail department store properties.
          A third subsidiary, CIPSCO Energy Company, was formed in 1993 to seek energy-related investment opportunities. Its first investment was the purchase of leases for six combustion gas turbine generating units. At year end, CIPSCO Energy had invested a total $9 million in leased energy assets.

          In the near term, CIC will seek additional investments which yield higher returns than the types of temporary investments available to CIPS. The long-term goal of CIC's investment policy is to earn returns that exceed the allowed return in the regulated utility business. CIC may become involved in additional non-utility activities directly, through a subsidiary or through the formation of one or more additional subsidiaries. The sources of capital to finance these activities will depend on the nature of the investment and market conditions.
          At year-end 1993, CIC had $2.8 million of temporary investments and no short-term borrowings.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

FINANCIAL CONDITION. The utility's financial position remained fundamentally strong during 1993.
          A strong capital structure and strong cash flows have minimized the need to access capital markets, other than for refinancings, in recent years. Neither CIPSCO nor CIPS has raised additional capital through the sale of common stock to the general public since 1980. Common stock was issued and sold to existing shareholders by CIPS through a dividend reinvestment plan until 1984.
          The long-range financial objectives for the capital structure of the utility subsidiary are: a debt ratio of no more than 45 percent, a common equity ratio of no less than 45 percent, and a preferred equity ratio of no more than 10 percent. At December 31, 1993, capitalization consisted of 43 percent long-term debt, 50 percent common equity and 7 percent preferred stock.
          At year end, 25,452,373 shares of CIPS common stock were outstanding, all of which were held by CIPSCO Incorporated. During 1993, 884,345 shares of common stock were repurchased by CIPS from CIPSCO as a means of conveying funds to the parent company for dividend payments and other corporate purposes.

CAPITAL REQUIREMENTS. Construction expenditures were $88 million in 1993. Of that amount, $77 million and $11 million related to improvements and replacements to the electric and natural gas systems, respectively.
          In 1994 construction expenditures are expected to be about $87 million. Of that amount, $77 million is scheduled for electric facilities, while gas system expenditures are estimated at $10 million.
          Construction expenditures are estimated at $431 million for the five-year period 1994-1998. This is $31 million, or seven percent, less than was spent in the preceding five years.
          In addition to construction funds, projected capital requirements for the 1994-1998 period include $93 million for scheduled debt retirements.

FINANCING REQUIREMENTS. Capital requirements for the 1994-1998 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements will be required. If external financing were needed to fund the construction program, such financing could consist of funds from the parent, the issuance of short-term debt, long-term debt or preferred stock, or any combination of the four. Refinancings to lower the costs of capital may also occur, depending on market conditions.

          On April 6, 1993, CIPS issued $65 million of first mortgage bonds to refinance higher-cost debt issues. On May 4, 1993, and October 13, 1993, CIPS issued $30 million and $12.5 million of preferred stock, respectively. The new issues were used to redeem the utility's outstanding 7.48% Series and 8.08% Series of preferred stock, and to raise $15 million of additional capital.
          During the year, CIPS refinanced $130 million of pollution control loan obligations to achieve lower rates of interest.
          Financing requirements may be affected by such factors as availability and cost of capital, load growth, changes in construction expenditures, regulatory developments, changes in environmental regulations and other governmental activities.

FINANCING FLEXIBILITY AND LIQUIDITY. The utility's ability to finance the construction program at reasonable cost and to provide for other capital needs is dependent upon its ability to earn a fair return on capital. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit. Flexibility also is provided by the parent corporation which is capable of providing additional capital if circumstances warrant.
          The utility's mortgage indenture limits the amount of first mortgage bonds which may be issued. At December 31, 1993, CIPS could have issued about $532 million of additional first mortgage bonds under the indenture, assuming an annual interest rate of 7.25 percent.
          CIPS' articles of incorporation limit amounts of preferred stock which may be issued. Assuming a preferred dividend rate of 6.75 percent, the utility could have issued all $185 million of authorized, but unissued preferred stock remaining as of year end.
          At year-end 1993, CIPS had $2.7 million of temporary investments. There were no short-term borrowings.

CONSOLIDATED RESULTS
OF OPERATIONS (1991-1993)

EARNINGS. Net income and earnings per share increased 18 percent in 1993 to $85.5 million and $2.51, respectively. Net income and earnings per share increased one percent in 1992 to $72.5 million and $2.13, respectively. These increases were primarily attributable to improved results of operations at CIPS as described below.

INVESTMENT REVENUES. Investment revenues are comprised of income from temporary investments, long-term marketable securities and leveraged leases. Investment revenues decreased three percent, or $.3 million, in 1993 due to a decline in average temporary investment balances during the year. The decrease was partially offset by higher returns on long-term investments held by CIC.
          In 1992, investment revenues decreased 12 percent, or $1.4 million, due to lower interest rates and a decline in temporary investment balances. Temporary investment balances of CIPS decreased in the last half of 1992 principally due to revenue refunds to customers resulting from the settlement of the revenue subject to refund proceedings in March 1992. (See Note 11 to Consolidated Financial Statements.)

CIPS RESULTS OF OPERATIONS (1991-1993)

ELECTRIC OPERATIONS. Electric revenues increased $93.2 million in 1993. Cooling degree days for 1993 were 37 percent higher than in 1992. Electric kilowatthour sales, including interchange sales, were 39 percent higher than a year ago. Revenues from electric interchange sales to other utility systems for economy and emergency purposes were $76.3 million, or $48.3 million higher than a year ago, reflecting much greater sales opportunities. The greater opportunities for sales resulted from hot weather, flooding conditions which limited availability of generating capacity at some neighboring utilities, and coal miners' strikes which hampered deliveries of coal at other utilities. These factors contributed to a significantly increased level of interchange economy and emergency sales which is unlikely to be matched in 1994.
          Electric revenues increased $3 million in 1992 as compared to 1991. The effects of a favorable settlement in the revenues subject to refund proceeding, and a rate increase of approximately one percent in March 1992, were offset by a one percent decrease in kilowatthour sales. The sales decrease was primarily caused by cooler summer weather in 1992. Cooling degree days for 1992 were 33 percent lower than in 1991.
          Fuel for electric generation increased eight percent, or $14.4 million, in 1993 primarily due to higher electric generation caused by increased kilowatthour sales. Kilowatthours generated increased 16 percent in 1993. Average fuel cost remained the same at $1.67 per million Btu in 1993, 1992 and 1991. Purchased power expense increased 185 percent, or $39.1 million in 1993 reflecting additional purchases principally used for economy and emergency interchange sales.
          Purchased power and fuel cost for electric generation increased three percent, or $5.7 million, in 1992 as compared to 1991. Kilowatthours generated decreased two percent in 1992.

GAS OPERATIONS. Gas revenues increased nine percent to $145.7 million in 1993 as compared to 1992 due to increases in therm sales and a full heating season of the increased rates effective March 1992. Therm sales increased 21 percent primarily due to more industrial customers purchasing gas from the utility's system rather than from other gas suppliers. Residential therm sales increased 14 percent reflecting colder temperatures in 1993. Heating degree days were 13 percent higher in 1993 as compared to 1992.
          Gas revenues increased 14 percent to $133.8 million in 1992 due to increased rates effective in March 1992, and adjustments for higher purchased gas costs. Therm sales increased five percent in 1992 compared to 1991 primarily due to industrial customers purchasing gas from the utility's system rather than from other gas suppliers.
          The utility transported approximately 108 million therms of customer owned gas in 1993 compared with 118 million and 120 million therms in 1992 and 1991, respectively.
          Purchased gas costs increased $7.5 million, or nine percent, in 1993 due to higher therm sales, while the average price paid for purchased gas from suppliers remained unchanged. In 1992, purchased gas costs increased $9.4 million, or 13 percent, due to an average three-cent-per-therm price increase charged by gas suppliers.

OPERATING EXPENSES. Other operation expense increased $11.4 million, or nine percent in 1993, and $15.5 million, or 13 percent in 1992 due principally, in each case, to postretirement medical expense which CIPS began accruing in April 1992 consistent with the related treatment afforded such costs for ratemaking. (See Note 5 to Consolidated Financial Statements.)
          Depreciation expense increased $3.9 million and $4.7 million in 1993 and 1992, respectively, due to property additions.
          Taxes other than income taxes increased in 1993 because utility taxes, which are based upon receipts from sales, increased as sales increased. Other taxes decreased in 1992 because the rate refund reduced amounts collected from customers which in turn reduced utility taxes.
          Interest on long-term debt and preferred dividend requirements decreased $2.8 million, or seven percent, in 1993, due to refinancing of long-term debt and preferred stock at lower interest and dividend rates.
          Interest on provision for revenue refunds was not applicable in 1993 and decreased in 1992 due to settlement of the revenue subject to refund proceeding in 1992. (See Note 11 to Consolidated Financial Statements.)
          Miscellaneous, net, for 1993 decreased $4.5 million, or 59 percent because Miscellaneous, net, for 1992 includes $3 million resulting from a Federal Energy Regulatory Commission (FERC) order issued February 12, 1992. That order reversed a 1989 order which required CIPS to refund to cooperative customers a portion of amounts paid to CIPS in a litigation settlement with a former coal supplier. Miscellaneous, net, increased in 1992 due to inclusion of the $3 million resulting from the FERC order.
          Income tax expense reflects the changes in pre-tax income in both 1993 and 1992. In addition, the federal tax rate changed from 34 percent to 35 percent effective January 1, 1993.

OTHER MATTERS. Customer usage of electricity and natural gas varies with weather conditions, general business conditions, the state of the economy and the cost of energy services. The level of sales also is impacted by conditions in the interchange market. Further, certain large gas customers can purchase gas from alternative suppliers or bypass the utility's system by switching to other fuels or by connecting directly to pipelines. Forecasts indicate that retail sales growth will remain at the historical levels of the past decade.
          Rates for retail electric and gas service are regulated by the Illinois Commerce Commission. Non-retail electric rates are regulated by FERC. The utility's rates are designed to recover operating costs including depreciation on utility plant investment. Inflation continues to be a factor affecting its operations, earnings, shareholders' equity and financial performance. Changes in the cost of fuel for electric generation and purchased gas generally are reflected in billings to customers on a timely basis through fuel and purchased gas adjustment clauses.
          The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" was adopted as of January 1, 1993. SFAS No. 106 requires that the expected cost of postretirement benefits be accrued during the employees' years of service. (See Note 5 to Consolidated Financial Statements.)

          On January 1, 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes" which requires the use of the liability method for recording deferred income taxes on temporary differences using the rate at which the differences are expected to reverse. (See Notes 1 and 10 to Consolidated Financial Statements.)
          In 1993, the Company adopted, SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The new statement requires the accrual of certain postemployment benefits to former and inactive employees. (See Note 5 to Consolidated Financial Statements.)

ENVIRONMENTAL REMEDIATION COSTS. The utility has identified 13 former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. In 1990, one site was added to the United States Environmental Protection Agency (USEPA) Superfund list. The utility has a long-term remedial plan for the site. Costs and associated legal expenses related to investigation have been incurred at other sites.
          Commencing in 1987, the estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses and certain carrying charges are being accrued and deferred rather than expensed currently, pending recovery either from rates, from insurance carriers or from other parties.
          Management believes that costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position or results of operations. (See Note 2 to Consolidated Financial Statements.)

CLEAN AIR ACT. CIPS' compliance strategy for Phases I and II of the Clean Air Act Amendments of 1990 is to switch to lower sulfur coal at some generating units along with increased scrubbing at Newton Unit 1. The utility estimates capital costs, including costs incurred to date, for various equipment modifications at its generating stations related to compliance will aggregate less than $50 million. These costs may result in electric base rate increases totaling about one to two percent by the year 2000. The utility does not anticipate that operating costs will change materially as a result of compliance with these amendments. (See Note 2 to Consolidated Financial Statements.)

FERC ORDER 636. During 1992, the FERC issued Order No. 636. This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. (See Note 2 to Consolidated Financial Statements.)

ENERGY POLICY ACT. The National Energy Policy Act of 1992 (NEPA) contains, among other provisions, legislation designed to promote competition in the development of wholesale power generation in the electric utility industry. NEPA exempts a new class of independent power producers from traditional utility regulation. This new class of producers can build generating plants and sell electricity in wholesale markets without the same constraints of regulated utilities. NEPA also allows FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Public utilities, not voluntarily providing access to their transportation system at agreed upon rates, may be ordered to deliver power at rates to be established by FERC. Although the final impact of the provisions of NEPA cannot be predicted, management believes that the increased competition in the area of generation and transmission may affect the traditional marketing and pricing strategies of the utility business.

LABOR DISPUTES. Labor agreements ending June 1995 have been reached with the two unions representing 1,400 hourly employees of CIPS. The contracts with one union have been signed and contracts with the other union are expected to be formally signed in the near future. Before the agreements were reached, the memberships of both unions authorized a strike and instituted an overtime boycott and work slowdown beginning in April 1993. CIPS initiated a lockout of union employees over a period of approximately 14 weeks beginning in May 1993. Subsequent to this date, both unions filed unfair labor practice charges with the National Labor Relations Board (NLRB) claiming back pay and other benefits during the lockout period. The Peoria Regional Office of NLRB has issued a complaint against CIPS concerning the lockout of employees represented by one union. However, the Peoria Regional Office did not find merit to a similar charge filed by the other union and it will be dismissed. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. The NLRB decisions on the complaint and the charges will be subject to various appeals by the parties. Management believes that the lockout was both lawful and reasonable and that these matters will be ultimately resolved in favor of CIPS. (See Note 2 to Consolidated Financial Statements.)

                            GRAPHIC MATERIAL APPENDIX

[Graph]

This bar graph displays the five-year (1988-1993) comparison of the rate of return on average common equity and would relate to the Financial Condition portion of the preceeding Management's Discussion and Analysis.

Rate of Return on Average Common Equity
(in percent)

                    13.7%     11.0%     11.0%     11.9%     11.8%     13.7%
Year                 '88       '89       '90       '91       '92       '93

[Graph]

This bar graph displays the five-year (1988-1993) comparison of CIPSCO capitalization (total dollar amount for each year is either slightly above or slightly below $1.2 billion (rounded)) and would relate to the Financial Condition portion of the preceeding Management's Discussion and Analysis.

CIPSCO CAPITALIZATION
(in billions of dollars and percent)

Long-term debt       43%       42%       42%       42%       42%       41%
Preferred stock       7         7         7         7         6         7
Common equity        50        51        51        51        52        52
Year                '88       '89       '90       '91       '92       '93


[Graph]

This bar graph displays the five-year (1988-1993) comparison of market value to book value and would relate to the Financing Requirements portion of the preceeding Management's Discussion and Analysis.

(in dollars per common share at year end)

Market Value        22.25     22.88     21.75     27.88     30.25     30.75
Book Value          17.38     17.52     17.63     17.86     18.08     18.60
Year                  '88       '89       '90       '91       '92       '93

[Graph]

This bar graph displays the five-year (1988-1993) comparison of system generating capability at the time of peak to gross system peak and would relate to the Capital Requirements portion of the preceeding Management's Discussion and Analysis.

(in megawatts)

System Generating
  Capability at
  Time of Peak      2,680     2,637     2,647     2,679     2,707     2,727
Gross System Peak   2,108     1,954     2,027     2,093     1,930     2,157
Year                  '88       '89       '90       '91       '92       '93

[Graph]

This bar graph displays the five-year (1988-1993) comparison of heating and cooling degree days matched against normal temperatures and would relate to the Electric Operations portion of the preceeding Management's Discussion and Analysis.

(Degree days based on average daily temperature of 65 degrees)

Heating Degree Days       5,452    5,632     4,681     5,013     5,030   5,702
Compared to Normal        5,441    5,441     5,441     5,441     5,441   5,441
Cooling Degree Days       1,487    1,171     1,178     1,543       884   1,213
Compared to Normal        1,182    1,182     1,182     1,182     1,182   1,182
Year                       '88       '89       '90       '91       '92     '93

                               CIPSCO Incorporated
                        Consolidated Statements of Income

(in thousands, except per share data)        Years Ended December 31,
                                    _________________________________________
                                        1993          1992           1991
                                    ___________    ___________    ___________
Operating Revenues:
Electric                            $   688,820    $   593,973    $   604,542
Provision for revenue refunds                 -          1,646        (11,896)
                                     __________     __________     __________
                                        688,820        595,619        592,646

Gas                                     145,702        133,756        117,533
Investment                               10,238         10,502         11,902
                                     __________     __________     __________
    Total operating revenues            844,760        739,877        722,081
                                     __________     __________     __________
Operating Expenses:
Fuel for electric generation            186,938        172,544        165,806
Purchased power                          60,181         21,094         22,109
Gas purchased                            90,097         82,553         73,189
Other operation                         142,716        131,305        115,776
Maintenance                              61,218         64,092         66,784
Depreciation and amortization            78,062         74,170         69,483
Taxes other than income taxes            54,813         51,133         54,114
                                     __________     __________     __________
    Total operating expenses            674,025        596,891        567,261
                                     __________     __________     __________
Operating Income                        170,735        142,986        154,820
                                     __________     __________     __________

Interest and Other Charges:
Interest on long-term debt of
  subsidiary                             34,421         36,397         36,990
Interest on provision for
  revenue refunds                             -           (803)         4,261
Other interest charges                      603            398          1,231
Allowance for funds used
  during construction                    (2,259)        (3,226)        (3,067)
Preferred stock dividends of
  subsidiary                              3,718          4,549          5,396
Miscellaneous, net                       (3,107)        (7,579)        (5,387)
                                     __________     __________     __________
    Total interest and other
      charges                            33,376         29,736         39,424
                                     __________     __________     __________
Income Before Income Taxes              137,359        113,250        115,396
                                     __________     __________     __________
Income taxes                             51,861         40,751         43,331
                                     __________     __________     __________
Net Income                          $    85,498    $    72,499    $    72,065
                                     ==========     ==========     ==========
Average Shares of Common
  Stock Outstanding                      34,108         34,108         34,169
Earnings Per Average
  Share of Common Stock             $      2.51    $      2.13    $      2.11



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CIPSCO Incorporated
                           Consolidated Balance Sheets



(in thousands)                                 December 31,
                                        ___________________________
                                            1993          1992
                                        ____________   ____________
ASSETS
Utility Plant, at original cost:
Electric                                $  2,172,259   $  2,116,322
Gas                                          208,208        195,709
                                         ___________    ___________
                                           2,380,467      2,312,031
Less - Accumulated depreciation            1,020,097        961,419
                                         ___________    ___________
                                           1,360,370      1,350,612
Construction work in progress                 61,104         45,219
                                         ___________    ___________
                                           1,421,474      1,395,831
                                         ___________    ___________

Current Assets:
Cash                                           4,630          1,534
Temporary investments, at cost
 which approximates market                     5,527          2,578
Accounts receivable, net                      61,445         47,936
Accrued unbilled revenues                     38,774         36,680
Materials and supplies, at average cost       40,824         38,529
Fuel for electric generation,
 at average cost                              26,046         34,382
Gas stored underground, at average cost       14,335         12,180
Prepayments                                   10,142         15,644
                                         ___________    ___________
                                             201,723        189,463
                                         ___________    ___________
Investments and Other Assets:
Investment in marketable securities           42,703         39,913
Investment in leveraged leases                42,216         31,384
Other                                         49,634         68,865
                                         ___________    ___________
                                             134,553        140,162
                                         ___________    ___________
                                        $  1,757,750   $  1,725,456
                                         ===========    ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders' equity:
  Common stock, no par value,
   authorized shares, 100,000,000;
   outstanding 34,107,706 shares        $    357,212   $    357,212
  Retained earnings                          277,040        259,338
                                         ___________    ___________
                                             634,252        616,550
Preferred stock of subsidiary                 80,000         65,000
Long-term debt of subsidiary                 474,323        493,700
                                         ___________    ___________
                                           1,188,575      1,175,250
                                         ___________    ___________

Current Liabilities:
Long-term debt of subsidiary due
 within one year                              20,000         10,000
Commercial paper and short-term
 borrowings                                        -         21,393
Accounts payable                              56,039         56,992
Accrued wages                                 12,775         11,417
Accrued taxes                                 12,973         11,104
Accrued interest                               9,204          6,564
Other                                         34,902         27,940
                                         ___________    ___________
                                             145,893        145,410
                                         ___________    ___________

Deferred Credits:
Accumulated deferred income taxes            294,732        342,468
Investment tax credits                        58,962         62,328
Regulatory liabilities, net                   69,588              -
                                         ___________    ___________
                                             423,282        404,796
                                         ___________    ___________
                                        $  1,757,750   $  1,725,456
                                         ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CIPSCO Incorporated
                      Consolidated Statements of Cash Flows


(in thousands)                               Years Ended December 31,
                                   _________________________________________
                                       1993           1992           1991
                                   ___________    ___________    ___________

OPERATING ACTIVITIES:
Net income                         $    85,498    $    72,499    $    72,065
Adjustments to reconcile net
  income to net cash provided:
    Depreciation and amortization       78,062         74,170         69,483
    Allowance for equity funds
      used during construction
      (AFUDC)                           (1,459)        (2,162)        (2,054)
    Deferred income taxes, net           7,900         20,149         14,135
    Investment tax credit
      amortization                      (3,366)        (3,336)        (3,464)
Cash flows impacted by changes in
  assets and liabilities:
    Accounts receivable, net and
      accrued unbilled revenues         (15,603)        4,900         (1,886)
    Fuel for electric generation          8,336         2,872            664
    Other inventories                    (4,450)         (667)          (893)
    Prepayments                           5,502        21,159         (3,937)
    Other assets                         19,231       (19,761)       (12,233)
    Accounts payable and other            6,009        19,225          1,218
    Accrued wages, taxes and
      interest                            5,867        (4,580)          (457)
    Accumulated provision for
      revenue refunds                         -       (75,449)        16,157
  Other                                   4,400        (5,580)        (2,615)
                                    ___________    __________     __________
    Net cash provided by
      operating activities              195,927       103,439        146,183
                                    ___________    __________     __________

INVESTING ACTIVITIES:
Utility construction expenditures,
  excluding AFUDC                       (85,453)     (117,198)      (110,815)
Allowance for borrowed funds used
  during construction                      (800)       (1,064)        (1,013)
Change in temporary investments          (2,949)       95,575         87,725
Long-term investment in
  marketable securities                  (2,790)       (3,510)       (36,403)
Long-term investment in
  leveraged leases                      (10,832)      (13,388)       (17,996)
                                    ___________    __________     __________
     Net cash used in investing
       activities                      (102,824)      (39,585)       (78,502)
                                    ___________    __________     __________
FINANCING ACTIVITIES:
Common stock dividends paid             (66,510)      (65,146)       (63,901)
Proceeds from issuance of
  long-term debt of subsidiary          195,000       199,000              -
Repayment of long-term debt of
  subsidiary                           (205,000)     (190,500)             -
Retirement of common stock                    -             -         (1,718)
Redemption of preferred stock
  of subsidiary                         (27,500)      (18,245)        (3,000)
Proceeds from issuance of
  preferred stock of subsidiary          42,500             -              -
Proceeds from (repayment of)
  commercial paper and
  short-term borrowings                 (21,393)       21,393              -
Issuance expense, discount
  and premium                            (7,104)      (11,718)             -
                                    ___________    __________     __________
     Net cash used in financing
       activities                       (90,007)      (65,216)       (68,619)
                                    ___________    __________     __________

Net increase (decrease) in cash           3,096        (1,362)          (938)
Cash at beginning of year                 1,534         2,896          3,834
                                    ___________    __________     __________

Cash at end of year                $      4,630   $     1,534    $     2,896
                                    ===========    ==========     ==========


Supplemental disclosures of cash flow information:
Cash payments during the year:
  Interest, net of amounts
   capitalized                     $    31,058    $    38,382    $    36,867
  Income taxes                     $    36,718    $    10,326    $    39,426



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CIPSCO Incorporated
                  Consolidated Statements of Retained Earnings


(in thousands)                               Years Ended December 31,
                                   __________________________________________
                                       1993           1992           1991
                                   ____________   ____________   ____________

Balance, beginning of year         $    259,338   $    251,893   $    244,422
Add (deduct):
  Net income                             85,498         72,499         72,065
  Common stock dividends ($1.95,
    $1.91 and $1.87 per share,
    respectively)                       (66,510)       (65,146)       (63,901)
  Other                                  (1,286)            92           (693)
                                    ___________    ___________    ___________
Balance, end of year               $    277,040   $    259,338   $    251,893
                                    ===========    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ARTHUR ANDERSEN & CO.

To the Board of Directors and Shareholders of CIPSCO Incorporated:

     We have audited the accompanying consolidated balance sheets of CIPSCO Incorporated (an Illinois corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIPSCO Incorporated and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
                                             ARTHUR ANDERSEN & CO.
Chicago, Illinois
January 28, 1994
                               CIPSCO Incorporated
                   Notes to Consolidated Financial Statements



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of CIPSCO Incorporated, a holding company, Central Illinois Public Service Company (CIPS), a combination electric and gas utility, and CIPSCO Investment Company (CIC). The three subsidiaries of CIC are CIPSCO Securities Company, which invests in marketable securities, CIPSCO Leasing Company, which invests in leveraged leases directly or through subsidiaries, and CIPSCO Energy Company, which invests in energy projects or leases through subsidiary companies. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Certain items previously reported for years prior to 1993 have been reclassified to conform with the current-year presentation.
     The operating revenues of all investment activities are included under the caption Operating Revenues, "Investment." Operating expenses are included under the appropriate captions as shown on the Consolidated Statements of Income.

CONCENTRATION OF CREDIT RISK. CIPS provides electric service to about 316,000 customers in 557 communities and natural gas service to approximately 164,000 customers in 267 communities throughout a 20,000-square-mile area in central and southern Illinois. Credit risk is spread over a diversified base of residential, commercial and industrial customers.
     See Note 4 to Consolidated Financial Statements for a discussion of receivables related to the leveraged lease investments.

REGULATION. CIPS is a public utility subject to regulation by the Illinois Commerce Commission (Illinois commission) and the Federal Energy Regulatory Commission (FERC). With respect to accounting matters, the utility maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process.

OPERATING REVENUES. CIPS accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.
     Investment revenues are comprised of interest on temporary investments and income from marketable securities and leveraged leases.

UTILITY PLANT. Utility plant in service is stated at original cost. Substantially all of the utility plant of CIPS is subject to the lien of its first mortgage bond indenture. Additions to utility plant include the cost of contracted services, material, labor, overheads and an allowance for funds used during construction. Maintenance and repair of property and replacement of minor items of property are charged to operating expenses. Property retired is removed from utility plant accounts and charged to accumulated depreciation.
ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC). AFUDC is included in Construction Work in Progress (CWIP) and represents the cost of financing that construction. AFUDC does not represent a current source of cash funds. The inclusion of AFUDC in CWIP affords the opportunity to earn a return on the cost of construction capital after the related asset is placed in service and included in the rate base.
     The AFUDC rate, based on a formula prescribed by the FERC, on a before-tax basis, was 9% in 1993 and 10% in 1992 and 1991.

DEPRECIATION. Depreciation expense is based on remaining life straight-line rates (composite, approximately 3.4% in 1993, and 3.3% in 1992 and 1991) applied to the various classes of depreciable property.

FUEL AND PURCHASED GAS COSTS. CIPS adjusts fuel expense to recognize over- or under-recoveries from customers of allowable fuel costs through the uniform fuel adjustment clause (FAC). The FAC provides for the current recovery of changes in the cost of fuel for electric generation in billings to customers. Monthly, the difference between revenues recorded through application of the FAC and recoverable fuel costs is recorded as a current asset or liability, pending reflection in future billings to customers, with a corresponding decrease or increase in cost of fuel for electric generation.
     The uniform purchased gas adjustment clause (PGA) provides a matching of gas costs with revenues. Monthly, the difference between revenues recorded through application of the PGA and recoverable gas costs is recorded as a current asset or liability with a corresponding decrease or increase in the cost of gas purchased. The cumulative difference for the calendar year is collected from, or refunded to, customers over a one-year period beginning in the following April.
     The Illinois commission conducts annual reconciliation proceedings with respect to each year's FAC and PGA revenues and has completed its review for all years prior to 1992. Reconciliation proceedings for 1992 commenced in October 1993. No reconciliation proceeding has yet commenced for the year 1993.

INCOME TAXES AND INVESTMENT TAX CREDITS. Deferred income taxes are recorded which result from the use of accelerated depreciation methods, rapid amortization, repair allowance and certain other timing differences in recognition of income and expense for tax and financial statement purposes. CIPSCO and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies, based on their respective taxable income or loss. Investment tax credits are being amortized over the estimated average useful lives of the related properties.
     The Company adopted, effective January 1, 1993, the liability method of accounting for deferred income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109. This statement requires the establishment of deferred tax liabilities and assets for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. (See Note 10 to Consolidated Financial Statements).

CASH AND TEMPORARY INVESTMENTS. Temporary investments consist of deposits and U.S. Treasury obligations. For purposes of Consolidated Statements of Cash Flows, temporary investments are not considered cash equivalents. MARKETABLE SECURITIES. The investment in marketable securities is stated at the lower of aggregate cost or market. The portfolios consist of common and preferred stocks which are hedged with futures and options. Gains and losses on purchased hedges of the equity securities are deferred as an adjustment to the carrying amount of the hedged equity securities. The amount of deferred hedge loss at December 31, 1993 and 1992 was $2.3 million and $1.7 million, respectively. Other options are recorded at market value. For hedged investments, the investment and related hedging instrument have been combined on the Consolidated Balance Sheets.
     The Company plans to adopt SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Under the statement, the Company's investments in debt and marketable equity securities are reported at fair value with unrealized gains and losses reported as a net amount in a separate component of shareholders' equity until realized. The adoption of SFAS No. 115 will not have a material effect on financial position or results of operation.

2.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REMEDIATION COSTS.  The utility and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located. The utility has identified 13 of these former manufactured gas plant sites
(environmental remediation sites) which contain potentially harmful materials.
Under directives from the Illinois Environmental Protection Agency (IEPA),
CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.
     One site was added to the United States Environmental Protection Agency
(USEPA) Superfund list on August 30, 1990. On September 30, 1992 the IEPA, in consultation with the USEPA, decided that the long-term remedial plan for this site should consist of a ground- water pump-and-treat program. The IEPA and
CIPS entered into an agreement, subject to court approval, for CIPS to carry out the remedial action with the IEPA providing oversight. It is not known at this time what specific remedial action will be required at the other 12 sites.
     In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. As of December 31, 1993 all but five insurance carriers have settled.
     The estimated incurred costs relating to studies and remediation at these
13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or from other parties. The total amount deferred represents costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site.  At December 31, 1993, the amounts recovered have exceeded the aggregate amount deferred.
     In 1992, the Illinois commission issued an Order (the Generic Order) in its consolidated generic proceeding regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred cost of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs, including those
involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2)
a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic
Order was upheld on appeal by the Third District Illinois Appellate Court.
That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs. An intervenor has filed a petition for leave to appeal the decision to the Illinois Supreme Court. The intervenor has maintained that no recovery of cleanup costs should be allowed. The Illinois
Supreme Court has discretion to accept or deny the appeal.
     On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five-year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS has collected $2.6 million from its customers pursuant to the riders.
     The total costs to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position or results of operations.

FERC ORDER 636. During 1992, FERC issued a series of orders that require substantial restructuring of the service obligations of interstate pipeline suppliers. These Orders (together called Order 636) required mandatory unbundling of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components previously included with gas sales services. Order 636 provides a mechanism for pipelines to recover four categories of transition costs associated with restructuring their gas sales services.
     Based on currently available information contained in the various interstate pipeline Order 636 compliance filings, CIPS estimates that the total amount of transition costs to be incurred by CIPS is approximately $10 million. At December 31, 1993 CIPS had recorded a liability and a related deferred gas cost for that portion of the transition costs that will be billed to CIPS regardless of future pipeline services.
     On September 15, 1993, the Illinois commission initiated an investigation into the appropriate ratemaking treatment of Order 636 transition costs. In January 1994, the hearing examiner released a draft order which would allow full recovery through rates by CIPS of transition costs. A final order from the Illinois commission is expected by mid-February 1994. Management believes that all transition costs will be recoverable from customers.
CLEAN AIR ACT. CIPS' compliance strategy to meet the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) includes complying with Phase I of the Amendments by switching to a lower sulfur coal at some of its units. Phase II compliance will be accomplished by additional fuel switching at various units and by increased scrubbing with its existing scrubber at Newton Unit 1. Phase I and Phase II emission provisions of the Amendments become effective in 1995 and 2000, respectively.
     The utility estimates that total capital costs, primarily for modifications to boilers, precipitators, coal handling facilities, and continuous monitoring equipment for implementation of this compliance strategy will be less than $50 million in total including amounts spent to date. Operating costs are not expected to change materially. Compliance costs could result in electric base rate increases of approximately one to two percent by the year 2000.
     In 1991, in accordance with the plan to switch some units to lower sulfur coal, the utility signed a long-term coal contract with an existing supplier for lower sulfur Illinois coal. Due to the magnitude of the supplier's capital investment, the contract includes a graduated termination charge. In 1994 CIPS can terminate the contract under certain conditions, and CIPS would be required to pay up to $41 million (plus an inflation adjustment) in termination charges. Each year subsequent to 1994 the termination charge is reduced according to a formula using tons of coal purchased. The termination charge would not be effective if CIPS terminated the contract due to failure of the coal to meet quality specifications provided for in the contract.

LABOR DISPUTES. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning its lockout of IBEW-702 represented employees. However, the Peoria Regional Office did not find merit to a similar charge filed by IUOE 148 and it will be dismissed, subject to an appeal. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations.

OTHER ISSUES. CIPSCO's utility subsidiary is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will have no material adverse effect on the results of operations or the financial position of CIPSCO.
3.  Preferred Stock of Subsidiary

The preferred stock is generally redeemable at the option of CIPS on 30 days notice at the redemption prices shown below.

At December 31, 1993, 1992 and 1991 the preferred stock outstanding was:

                                                   Current
              Shares                              Redemption      Shares         1993           1992           1991
            Authorized     Par Value  Series       Price(a)       Issued        Amount         Amount         Amount
                                                                            (in thousands) (in thousands) (in thousands)
            _____________  _________  ______       _______      ___________ ______________ ______________ ______________

CIPSCO      4,600,000(b)        -        -               -              -              -              -               -

CIPS
Cumulative  2,000,000(b)     $100     4.00%        $101.00        150,000        $15,000        $15,000         $15,000
                              100     4.25%         102.00         50,000          5,000          5,000           5,000
                              100     4.90%         102.00         75,000          7,500          7,500           7,500
                              100     4.92%         103.50         50,000          5,000          5,000           5,000
                              100     5.16%         102.00         50,000          5,000          5,000           5,000
                              100     7.48%         101.08              -              -         15,000          15,000
                              100     8.08%         101.00              -              -         12,500          12,500
                              100 1993 Auction(c)   100.00        300,000         30,000              -               -
                              100    6.625%         100.00(d)     125,000         12,500              -               -
                                                                  _______         ______         ______          ______
                                                                  800,000         80,000         65,000          65,000
CIPS
No par(e) 2,600,000(b)          -        -               -              -              -              -               -
                                                                  _______         ______         ______          ______
                                                                  800,000        $80,000        $65,000         $65,000
                                                                  =======         ======         ======          ======

(a) Accrued dividends, if any, would be added to the current redemption price.
(b) The Board of Directors has the authority to fix and determine the relative rights and preferences of the authorized and unissued shares.
(c) Dividend rate for each dividend period (currently quarterly) is set at a then current market rate according to an auction procedure. The rate at December 31, 1993 was 2.67%.
(d) Not redeemable prior to October 1, 1998.
(e) Aggregate stated value cannot exceed $65,000,000.

4.  LEVERAGED LEASES

CIC and its subsidiaries are the lessors in several leveraged lease arrangements involving a commercial jet aircraft, an interest in a natural gas liquids plant, natural gas processing equipment, retail department store properties, and gas turbine generating units. These leases expire in various years beginning in 1999 through 2013.

     The aggregate residual values are estimated to be 36 percent of the aggregate cost. CIC's aggregate equity investment represents 20 percent of the aggregate purchase price of the properties. The remaining 80 percent was financed by nonrecourse debt provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased properties.

     The following is a summary of the components of CIC's net investment in leveraged leases at December 31:

(in thousands)                                1993      1992      1991
                                             _______   _______   _______

Rentals receivable
(net of nonrecourse debt)                    $25,776   $25,196   $17,395
Estimated residual value of leased
  property                                    53,671    33,094    16,645
Less - Unearned and deferred
  income                                     (37,231)  (26,906)  (16,044)
                                              ______    ______    ______

Investment in leveraged leases                42,216    31,384    17,996
Less - Deferred taxes, net of AMT            (19,777)   (7,942)   (3,777)
                                              ______    ______    ______

Net investment                               $22,439   $23,442   $14,219
                                              ======    ======    ======

The following is a summary of the components of income from leveraged leases for the years ended December 31:

(in thousands)                                1993      1992      1991
                                             _______   _______   _______

Income before income taxes                   $ 4,702   $ 3,071   $   667
Income tax expense                            (2,037)   (1,165)     (253)
                                              ______    ______    ______

Income from leveraged leases                 $ 2,665   $ 1,906   $   414
                                              ======    ======    ======

5.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

CIPS sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' final average pay. Pension costs are accrued and funded on a current basis based upon actuarial determinations and in compliance with income tax regulations and federal funding requirements. CIPS uses a September 30 measurement date for its valuation of pension plan assets and liabilities. The utility also provides certain employees with pension benefits which exceed the qualified plan limits imposed by federal tax law.

FUNDED STATUS OF PENSION PLAN

(in thousands)                                 1993      1992      1991
                                             ________  ________  ________

Fair value of plan assets*                   $177,824  $150,729  $127,075
                                              _______   _______   _______
Accumulated benefit obligations:**
 Vested benefits                              125,641    98,770    78,515
 Nonvested benefits                               559       284       212
Effect of projected future compensation
 levels (based on 4.3% annual increases
 in 1993, 4.5% in 1992 and 5% in 1991)         41,214    37,025    36,791
                                              _______   _______   _______

  Total projected benefit obligation          167,414   136,079   115,518
                                              _______   _______   _______

Plan assets in excess of projected
 benefit obligation                          $ 10,410  $ 14,650  $ 11,557
                                              =======   =======   =======

* Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.
**The assumed weighted average discount rate was 6.50% for 1993, 7.25% for
  1992 and 7.75% for 1991.
PENSION PLAN ASSETS IN EXCESS OF PROJECTED BENEFIT OBLIGATION

(in thousands)                                 1993      1992      1991
                                             ________  ________  ________

Plan assets in excess of projected benefit
 obligation                                  $ 10,410  $ 14,650  $ 11,557
Unrecognized transition asset
 (being amortized over 18.2 years)             (4,862)   (5,325)   (5,772)
Unrecognized net (gain) loss                   (5,188)  (13,617)  (14,756)
Unrecognized prior service cost                   760     1,590     1,703
                                              _______   _______   _______

Prepaid (Accrued) pension costs at
 September 30                                   1,120    (2,702)   (7,268)
Expense, net of funding October to
 December                                       1,944        91    (1,347)
                                              _______   _______   _______
Prepaid (Accrued) pension costs at
 December 31                                 $  3,064  $ (2,611) $ (8,615)
                                              =======   =======   =======

COMPONENTS OF NET PENSION EXPENSE

(in thousands)                                 1993      1992      1991
                                             ________  ________  ________

Service cost (present value of benefits
 earned during the year)                     $  6,398  $  5,721  $  6,467
Interest cost on projected
 benefit obligation                            10,193     9,302     8,583
Actual return on plan assets (expected
 long-term rate of return was 8%)             (21,101)  (13,755)  (19,490)
Deferred investment gains                      10,071     4,834    11,167
Amortization of the unrecognized prior
 service cost                                     118       118       118
Amortization of the transition amount            (463)     (463)     (463)
                                              _______   _______   _______

Net pension expense                          $  5,216  $  5,757  $  6,382
                                              =======   =======   =======
Effective January 1, 1993, CIPS adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The standard requires companies to recognize the cost of providing postretirement medical and life insurance benefits over the employees' service period. CIPS is funding the medical benefits under two Voluntary Employee Beneficiary Association trusts
(VEBA), and a 401(h) account established within the Company's retirement income trust.
     The Company sponsors postretirement plans providing medical and life benefits for certain of its retirees and their eligible dependents. The medical plan pays percentages of eligible medical expenses incurred by covered retirees after a deductible has been met, and after taking into account payment by Medicare or other providers. Currently, participants become eligible for coverage if they retire from CIPS after meeting age and years of service eligibility requirements. The life insurance plan continues for all retirees who have been in the plan as employees for ten years or more. CIPS uses a September 30 measurement date for its valuation of postretirement assets and liabilities.

FUNDED STATUS OF POSTRETIREMENT BENEFIT PLANS

(in thousands)                                           1993
                                                       ________
Fair value of plan assets*
                                                       $ 13,302
                                                        _______
Accumulated benefit obligations:
Retirees                                                 39,599
Fully eligible active employees                          17,026
Other active employees                                   80,532
                                                        _______

Total accumulated benefit obligations                   137,157
                                                        _______

Accumulated benefit obligations
 in excess of plan assets                              (123,855)
Unrecognized transition obligation
 (being amortized over 20 years)                        110,511
Unrecognized net loss
 (including changes in assumptions)                       1,959
                                                        _______

Accrued postretirement benefit cost at September 30     (11,385)
Expense, net of funding, October to December              9,643
                                                        _______

Accrued postretirement benefit cost at December 31     $ (1,742)
                                                        =======

*Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.

COMPONENTS OF POSTRETIREMENT BENEFIT COST

(in thousands)                                           1993
                                                       ________

Service costs on benefits earned                       $  4,215
Interest costs on accumulated benefit obligations         9,948
Actual return on plan assets                             (1,038)
Deferred investment gains                                   397
Amortization of transition amount                         5,816
                                                        _______

Postretirement benefit cost                            $ 19,338
                                                        =======

For purposes of calculating the postretirement benefit obligation it is assumed that health-care costs will increase by 12.75% in 1994, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 4.25% in 2007 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. To illustrate, increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1993 by $20.2 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost $2.7 million annually.
     The weighted-average discount rate used to determine the accumulated postretirement benefit obligation was 7 percent. The expected long-term rate of return on plan assets is 8 percent.
     In March 1992, CIPS was granted rates by the Illinois commission which included its estimated postretirement costs determined on an accrual basis of accounting. CIPS' financial reporting for postretirement costs is consistent with the rate treatment. Therefore, adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.
     The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in 1993. The new statement required the accrual of certain postemployment benefits to former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on financial position or results of operations.

6.  COMMON SHAREHOLDERS' EQUITY

RETAINED EARNINGS. CIPSCO is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act. CIPS is subject to the same restrictions, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1993, 1992 and 1991, no amount of retained earnings was restricted.
7.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

External financing needs may be met from the sale of commercial paper or short-term borrowings from banks. CIPSCO and CIC have joint bank lines of credit totaling $30 million. The banks are compensated for these lines of credit.
     CIPS has arrangements for bank lines of credit which totaled $77.9 million. CIPS compensates banks for lines of credit totaling $60 million. The bank lines of credit are for corporate purposes including the support of any commercial paper borrowings. At December 31, 1993 there were no short-term borrowings at CIPSCO, CIC or CIPS.

8.  LONG-TERM DEBT OF SUBSIDIARY

Maturities and sinking fund requirements of CIPS' long-term debt through 1998 are as follows:

                                             Sinking Fund
(in thousands)                Maturities     Requirements    Total
                              __________     ____________   _______

1994                           $20,000           $300       $20,300
1995                            15,000            150        15,150
1996                                 -            150           150
1997                            58,000              -        58,000
1998                                 -              -             -

In 1993 and 1992 the sinking fund requirements were satisfied by the application of net expenditures for bondable property in an amount equal to 166 2/3 percent of the annual requirement. The utility expects to meet the 1994 requirement in the same manner.
Long-term debt outstanding at December 31, excluding maturities due within one year, was:

(in thousands)                                      1993           1992
                                                   Amount         Amount
                                                  ________       ________
First mortgage bonds (principal amount):
  Series J,  4 1/2% due   5/1/1994                $      -       $ 20,000
  Series K,  4 5/8% due   6/1/1995                  15,000         15,000
  Series L,  5 7/8% due   5/1/1997                  15,000         15,000
  Series N,  7 1/2% due   4/1/2001                       -         35,000
  Series P,  7 1/2% due   5/1/2002                       -         30,000
  Series     6 5/8% due   8/1/2009
  (for Newton pollution control)                     1,000          1,000
  Series W,  7 1/8% due   5/15/1999                 50,000         50,000
  Series W,  8 1/2% due   5/15/2022                 33,000         33,000
  Series X,  6 1/8% due   7/1/1997                  43,000         43,000
  Series X,  7 1/2% due   7/1/2007                  50,000         50,000
  Series Y,  6 3/4% due   9/15/2002                 23,000         23,000
  Series Z,  6%     due   4/1/2000                  25,000              -
  Series Z,  6 3/8% due   4/1/2003                  40,000              -
                                                   _______        _______
                                                   295,000        315,000
                                                   _______        _______
Pollution control loan obligations:
  Series A,  5.85% due    10/1/2007                      -         60,000
  Series B,  6.80% due    4/1/2005                       -         17,500
  Series B,  6 7/8% due   4/1/2009                       -         17,500
  Series C,  6 5/8% due   8/1/2004                       -         20,000
  Series C,  6 3/4% due   8/1/2009                       -         15,000
  1990 Series A, 7.60% due    3/1/2014              20,000         20,000
  1990 Series B, 7.60% due    9/1/2013              32,000         32,000
  1993 Series A, 6 3/8% due   1/1/2028              35,000              -
  1993 Series B-1, 4 3/8% due   6/1/2028            17,500              -
  1993 Series B-2, 5.90% due    6/1/2028            17,500              -
  1993 Series C-1, 4.20% due    8/15/2026           35,000              -
  1993 Series C-2, 5.70% due    8/15/2026           25,000              -
                                                   _______        _______
                                                   182,000        182,000
                                                   _______        _______
Unamortized net debt premium
  and discount                                      (2,677)        (3,300)
                                                   _______        _______
                                                  $474,323       $493,700
                                                   =======        =======

Interest rates on the 1993 Series B-1 and 1993 Series C-1 bonds will be adjusted to a then current market rate on June 1, 1998 and August 15, 1998, respectively. Interest rates on the 1993 Series B-2 and 1993 Series C-2 bonds are subject to redetermination at the option of the utility commencing June 1, 2003 and August 15, 2003, respectively.
9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1993 and 1992 of each class of financial instruments for which it is practicable to make such estimates.

CASH AND TEMPORARY INVESTMENTS - The carrying amounts approximate fair value because of the short-term maturity of these instruments.

MARKETABLE SECURITIES - The fair value is based on quoted market prices obtained from dealers or investment managers.

SHORT-TERM BORROWINGS - The carrying amounts approximate fair value due to their short-term maturities.

PREFERRED STOCK OF SUBSIDIARY - The fair value was estimated using market values provided by independent pricing services.

LONG-TERM DEBT OF SUBSIDIARY - The fair value was estimated using market values provided by independent pricing services.

The estimated fair value of the Company's financial instruments as of December 31, are shown below:

                                 1993               1992
                         __________________  __________________
                         Carrying   Fair     Carrying   Fair
(in thousands)            Value     Value     Value     Value
                         ________  ________  ________  ________

Marketable Securities    $ 42,703  $ 43,713  $ 39,913  $ 40,741
Preferred Stock            80,000    68,403    65,000    50,519
Long-Term Debt            474,323   504,478   493,700   514,912

10.  INCOME TAXES

The Company adopted the liability method of accounting for deferred income taxes in compliance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993.
     Due to rate regulation, adoption of this statement had an immaterial effect on net income. However, the adoption resulted in a balance sheet reduction of $81.3 million of deferred income taxes along with corresponding balance sheet increases of $95.3 million of regulatory liabilities, net, and $14 million of plant assets. Income tax expense continues to include provisions for deferred taxes to reflect the effect of temporary differences between the time certain costs are recorded for financial reporting and when they are deducted for income tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes and a portion of the regulatory assets and liabilities are also reversed. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

     The components of federal and state income tax provisions and investment tax credits at December 31 were:

(in thousands)                             1993       1992       1991
                                         ________   ________   ________

Current  - Federal                       $ 34,340   $  7,070   $ 28,587
         - State                            6,980     (1,690)     6,130
                                          _______    _______    _______
                                           41,320      5,380     34,717
                                          _______    _______    _______
Deferred - Federal                         12,315     29,679      9,507
         - State                            1,592      9,028      2,571
                                          _______    _______    _______
                                           13,907*    38,707*    12,078*
Amortization of investment
  tax credits                              (3,366)    (3,336)    (3,464)
                                          _______    _______    _______
Total income taxes                       $ 51,861   $ 40,751   $ 43,331
                                          =======    =======    =======

*Detail of Deferred Taxes:
  Excess of tax depreciation and
    amortization over book               $  5,825   $  5,588   $  7,465
  Revenue refunds                               -     29,526     (6,259)
  Leveraged leases                          7,511      8,489      3,777
  Deferred fuel cost                        2,782     (2,921)     2,030
  Deferred environmental site
    cleanup costs                         (11,811)        62      2,243
  Net operating loss carryback              1,526     (1,526)         -
  Alternative minimum tax
    credit carryforward                     7,236     (6,927)         -
  Cost of removal                           1,863      3,108        731
  Unamortized loss on reacquired
    debt                                    1,082      3,561        (72)
  Miscellaneous                            (2,107)      (253)     2,163
                                          _______    _______    _______
       Total                             $ 13,907   $ 38,707   $ 12,078
                                          =======    =======    =======

Reconciliations with statutory federal income tax rates at December 31 were:

(in thousands)                           1993       1992       1991
                                         ____       ____       ____

Effective income tax rate                36.8%      34.6%      35.9%
Amortization of investment tax
  credits                                 2.4        2.8        2.9
Tax exempt interest and dividends         1.5        1.8        2.4
Out-of-period items                      (0.1)      (0.5)      (1.8)
State income tax rate, net of federal
  income tax benefit                     (3.9)      (4.1)      (4.8)
Other, net                               (1.7)      (0.6)      (0.6)
                                         ____       ____       ____
Statutory federal income tax rate        35.0%      34.0%      34.0%
                                         ====       ====       ====

The components of deferred income taxes at December 31, and January 1, 1993 are:

(in thousands)                      December 31, 1993    January 1, 1993
                                    _________________    _______________

Accumulated deferred income tax
  liabilities related to:
Depreciable property                     $316,327           $298,089
Investment tax credits                    (23,500)           (24,145)
Regulatory liabilities,
  net                                     (27,423)           (37,148)
Leveraged leases                           19,777             12,266
Other                                       9,551             11,971
                                          _______            _______
Accumulated deferred income taxes
  per balance sheet                      $294,732           $261,033
                                          =======            =======

Deferred tax assets
(included in prepayments)                $  5,999           $ 12,006
                                          =======            =======

11.  REVENUES COLLECTED SUBJECT TO REFUND

REVENUES COLLECTED SUBJECT TO REFUND. In May 1992, the Illinois commission approved a March 18, 1992 settlement agreement that resolved a proceeding regarding the impact on the utility of the reduced federal corporate income tax rates established by the Tax Reform Act of 1986. Under terms of the agreement, $73 million, including accrued interest, was refunded to customers from July through December 1992 in complete settlement of all issues related to the proceeding.
     For the 61-month period, March 1987 through March 1992, a total of $78.4 million had been accrued for refunds. The total liability recorded by the utility exceeded the settlement agreement amount by $5.4 million resulting in a $3.3 million (net of taxes) or $.10 per share favorable impact on consolidated earnings during 1992.

12.  SEGMENTS OF BUSINESS

CIPSCO's primary subsidiary, CIPS, is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The investments of CIPSCO and subsidiaries include temporary investments and long-term investments including marketable securities and leveraged leases.

The following is a summary of operations:

                                             Years Ended December 31,
                                    ________________________________________
(in thousands)                         1993           1992           1991
                                    __________     __________     __________
OPERATING INFORMATION

Electric operations:
  Operating revenues                $  688,820     $  595,619     $  592,646
  Operating expenses, excluding
    provision for income taxes         534,071        472,414        455,365
                                     _________      _________      _________
  Pretax operating income              154,749        123,205        137,281
                                     _________      _________      _________
Gas operations:
  Operating revenues                   145,702        133,756        117,533
  Operating expenses, excluding
    provision for income taxes         138,086        122,844        110,374
                                     _________      _________      _________
  Pretax operating income                7,616         10,912          7,159
                                     _________      _________      _________
Investments:
  Operating revenues                    10,238         10,502         11,902
  Operating expenses, excluding
    provision for income taxes           1,868          1,633          1,522
                                     _________      _________      _________
  Pretax investment income               8,370          8,869         10,380
                                     _________      _________      _________
    Total                              170,735        142,986        154,820
                                     _________      _________      _________
  Less interest expense and
    other charges                       33,376         29,736         39,424
  Less income taxes                     51,861         40,751         43,331
                                     _________      _________      _________
  Net income per Consolidated
    Statements of Income            $   85,498     $   72,499     $   72,065
                                     =========      =========      =========

Depreciation and amortization expense:
  Electric                          $   71,876     $   68,902     $   64,880
  Gas                                    5,771          5,252          4,603
  Corporate                                415             16              -
                                     _________      _________      _________
    Total                           $   78,062     $   74,170     $   69,483
                                     =========      =========      =========

INVESTMENT INFORMATION

Identifiable assets:
  Electric                          $1,459,073     $1,435,755     $1,416,883
  Gas                                  177,857        188,019        157,206
  Temporary investments                  5,527          2,578         98,153
  Marketable securities                 42,703         39,913         36,403
  Leveraged leases                      42,216         31,384         17,996
  Corporate                             30,374         27,807         24,933
                                     _________      _________      _________
    Total                           $1,757,750     $1,725,456     $1,751,574
                                     =========      =========      =========

Construction expenditures:
  Electric                          $   76,956     $  103,023     $   99,004
  Gas                                   10,756         17,401         14,878
                                     _________      _________      _________
    Total                           $   87,712     $  120,424     $  113,882
                                     =========      =========      =========

                                                           CIPSCO Incorporated
                                                  SELECTED CONSOLIDATED FINANCIAL DATA



                                      1993             1992             1991             1990             1989             1988
                                   __________       __________       __________       __________       __________       __________
EARNINGS AND DIVIDENDS
(in thousands, except per share data)

Net income                         $   85,498       $   72,499       $   72,065       $   65,756       $   65,366       $   80,148
Earnings per common share          $     2.51       $     2.13       $     2.11       $     1.92       $     1.91       $     2.35
Dividends per common share         $     1.95       $     1.91       $     1.87       $     1.83       $     1.79       $     1.75
Average shares of common
  stock outstanding                    34,108           34,108           34,169           34,172           34,172           34,172
Dividend payout ratio                    77.7%            89.7%            88.6%            95.3%            93.7%            74.5%

OPERATING REVENUES
(in thousands)
Electric                           $  688,820       $  595,619       $  592,646       $  581,669       $  572,160       $  563,010
Gas                                   145,702          133,756          117,533          103,552          111,699          116,702
Investment                             10,238           10,502           11,902           14,500           14,495           10,941
                                    _________        _________        _________        _________        _________        _________
    Total operating revenues       $  844,760       $  739,877       $  722,081       $  699,721       $  698,354       $  690,653
                                    =========        =========        =========        =========        =========        =========

BALANCE SHEET DATA
(in thousands)
Construction expenditures
  (excluding AFUDC)                $   85,453       $  117,198       $  110,815       $   76,193       $   61,276       $   55,302
Allowance for equity funds used
  during construction                   1,459            2,162            2,054            1,008              472              560
Allowance for borrowed funds used
  during construction                     800            1,064            1,013              389              182              225
                                    _________        _________        _________        _________        _________        _________
Construction expenditures          $   87,712       $  120,424       $  113,882       $   77,590       $   61,930       $   56,087
                                    =========        =========        =========        =========        =========        =========

Total assets                       $1,757,750       $1,725,456       $1,751,574       $1,720,059       $1,714,518       $1,656,203
Long-term obligations and
  preferred stock-Redemption
  required                         $  474,323       $  493,700       $  513,165       $  516,064       $  518,801       $  521,697

COVERAGE RATIOS
Ratio of earnings to fixed charges:
  Pre-income tax method                  5.03x            4.27x            3.84x            3.59x            3.57x            4.27x
  Mortgage indenture
  method (CIPS)                          5.70             4.86             4.65             4.32             4.51             4.95
Preferred stock coverage
  - CIPS charter                         3.24             2.78             2.80             2.66             2.64             2.95
Preferred stock coverage
  - SEC method                           4.59             3.80             3.81             3.50             3.63             4.02

CASH FLOW RATIOS
Funds from operations
  interest coverage                      6.22x            5.99x            5.14x            4.71x            4.61x            4.99x
Funds from operations to
  total debt                               33%              33%               30%              27%             25%               28%
Net cash flow to capital
  expenditures                            117               86               78               96              108              150

MISCELLANEOUS
Average interest rate
  on long-term debt                      6.43%            6.82%            7.38%            7.37%            7.38%            7.24%
Average dividend rate
  on preferred stock                     4.95             6.14             6.37             6.42             6.47             6.52
AFUDC as a percent of net income            3%               4%                4%               2%               1%               1%
Return on average common equity          13.7             11.8             11.9             11.0             11.0             13.7
Return on average invested capital
    (including current portion and
    unamortized net debt premium
    and discount)                        10.4              9.5             10.1              9.5              9.5             10.6

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION


(in thousands except for                                                                             Cash
per share data)                  Total            Total                           Earnings         Dividends
                               Operating        Operating         Net            Per Common        Per Common         Book Value
Quarters                       Revenues          Income          Income            Share*            Share          (end of period)
________                       _________        _________        ______          __________        ___________       _______________
1993
First                          $211,304          $35,619         $16,661           $ .49              $ .48            $18.09
Second                          189,291           28,364          12,670             .37                .49             17.95
Third                           235,677           74,446          40,122            1.18                .49             18.63
Fourth                          208,488           32,306          16,045             .47                .49             18.60

1992
First                          $185,531          $24,696         $12,079           $ .35              $ .47            $17.75
Second                          168,251           33,218          16,450**           .48**              .48             17.72
Third                           189,198           54,833          30,404             .89                .48             18.15
Fourth                          196,897           30,239          13,566             .40                .48             18.08

 *The quarterly earnings per share may not add to the total earnings per share for the year due to rounding.
**Quarterly earnings reflect adjustment for settling Revenues Subject to Refund proceeding. See Note 11 to Notes to Consolidated Financial Statements.


COMMON STOCK

CIPSCO common stock is listed for trading on both the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol "CIP." Quotes may be obtained from The Wall Street Journal and other newspapers as "CIPSCO" near the top of the "C" section of the New York Stock Exchange Composite listings.
         As of December 31, 1993, the number of holders of record of CIPSCO's outstanding common stock was 42,790.
         Common stock prices listed as "CIPSCO" were reported as follows:

1993 Quarter Ended                         Mar. 31                   June 30                  Sept. 30                  Dec. 31
                                           _______                   _______                  ________                  _______
High                                       32 3/4                    33 5/8                   33 3/4                    33 3/8
Low                                        29 1/4                    31 1/4                   32                        29 1/4
Close                                      32 3/4                    32                       33 5/8                    30 3/4

1992 Quarter Ended                         Mar. 31                   June 30                  Sept. 30                  Dec. 31
                                           _______                   _______                  ________                  _______

High                                       28                        28 7/8                   30 7/8                    30 7/8
Low                                        26                        26 1/8                   28 1/4                    29 1/8
Close                                      27 1/8                    28 3/8                   30 3/4                    30 1/4

                                                                    Exhibit 21



                           SUBSIDIARIES OF REGISTRANT





                                               State or Jurisdiction
      Subsidiary                                 of Incorporation
      __________                               _____________________

      Central Illinois Public Service Company        Illinois
          Illinois Steam Inc.                        Illinois
          CIPS Energy Inc.                           Illinois
          Electric Energy, Inc.*                     Illinois
      CIPSCO Investment Company                      Illinois
          CIPSCO Securities Company                  Illinois
          CIPSCO Leasing Company                     Illinois
              CLC Aircraft Leasing Company           Illinois
              CLC Leasing Company A                  Illinois
              CLC Leasing Company B                  Illinois
              CLC Leasing Company C                  Illinois
          CIPSCO Energy Company                      Illinois
              CEC-PGE-G Co.                          Illinois
              CEC-PGE-L Co.                          Illinois
              CEC-APL-G Co.                          Illinois
              CEC-APL-L Co.                          Illinois
              CEC-PSPL-G Co.                         Illinois
              CEC-PSPL-L Co.                         Illinois
              CEC-MPS-G Co.                          Illinois
              CEC-MPS-L Co.                          Illinois


      * Central Illinois Public Service Company owns 20% of the common stock of EEI.
                                                                    Exhibit 23

















                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    _________________________________________




As independent public accountants, we hereby consent to the incorporation of our reports included in and incorporated by reference in this Form 10-K, into Central Illinois Public Service Company's previously filed Registration Statements File Nos. 33-29384 and 33-31475 and CIPSCO Incorporated's previously filed Registration Statement File No. 33-32936.



                                               ARTHUR ANDERSEN & CO.

Chicago, Illinois,
March 10, 1994
                                                  Exhibit 24



                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                          /s/ William J. Alley
                                       _______________________________ (SEAL)
                                              William J. Alley


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                           /s/Robert S. Eckley
                                       _______________________________ (SEAL)
                                              Robert S. Eckley


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                             /s/John L. Heath
                                       _______________________________ (SEAL)
                                                John L. Heath


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                           /s/Gordon R. Lohman
                                       _______________________________ (SEAL)
                                              Gordon R. Lohman


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                           /s/Hanne M. Merriman
                                       _______________________________ (SEAL)
                                              Hanne M. Merriman


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                           /s/Donald G. Raymer
                                       _______________________________ (SEAL)
                                              Donald G. Raymer


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                           /s/Thomas L. Shade
                                       _______________________________ (SEAL)
                                              Thomas L. Shade


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



                                       The undersigned, as a director of CIPSCO
Incorporated, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the CIPSCO Incorporated Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

                                       IN WITNESS WHEREOF, I have hereunto set
my hand and seal this 7th day of December, 1993.



                                           /s/James W. Wogsland
                                       _______________________________ (SEAL)
                                              James W. Wogsland


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                                                 Exhibit 99.01


                          DESCRIPTION OF CAPITAL STOCK

     General. The authorized capital stock of CIPSCO consists of 4,600,000 shares of Preferred Stock, without par value, issuable in series, of which none are outstanding and 100,000,000 shares of Common Stock without par value of which 34,107,706 shares were outstanding at December 31, 1993.

     The following statements, unless the context otherwise indicates, are brief summaries of the substance or general effect of certain provisions of CIPSCO's Amended and Restated Articles of Incorporation ("CIPSCO Articles") and the CIPS Restated and Amended Articles of incorporation, as amended, and the resolutions establishing series of Preferred Stock (collectively, the "CIPS Articles"), and of the CIPS Mortgage Indenture securing outstanding First Mortgage Bonds of CIPS. Such statements make use of defined terms and are not complete; they are subject to all the provisions of the CIPSCO Articles, the CIPS Articles or the CIPS Mortgage Indenture, as the case may be.

     Preferred Stock. The CIPSCO Articles grant the Board of Directors of the Company the Authority to determine how shares of Preferred Stock may be divided into and issued in series, and on what terms and for what consideration such shares shall be issued. In addition, the CIPSCO Articles grant the Board the authority to fix and determine the following relative rights and preferences of shares of each such series of Preferred Stock: (1) the distinctive designation of, and the number of shares that constitute, such series and the "stated value" or "nominal value," if any, thereof; (2) the rate or rates of dividend (or method of determining the rate or rates) applicable to shares of such series; (3) the price at which, and the terms and conditions on which, shares of such series may be redeemed by CIPSCO; (4) the amount payable upon shares of such series in the event of the involuntary liquidation of CIPSCO; (5) the amount payable upon shares of such series in the event of the involuntary liquidation of CIPSCO; (6) sinking fund provisions for the redemption or purchase of shares of such series; (7) the terms and conditions on which shares of such series may be converted, if such shares are issued with the privilege of conversion; (8) the voting rights (including, but not limited to, any special voting rights), if any, of the holders of shares of such series, provided that in no event shall any share of Preferred Stock be entitled to more than a number of votes equal to the amount determined by dividing the amount payable on such share (exclusive of accrued dividends) in the event of the involuntary liquidation of CIPSCO by $100.

     Dividend Rights. Dividends are payable on CIPSCO's Common Stock if and when declared by the Board of Directors of CIPSCO and no restrictions are placed on the declaration of dividends by the CIPSCO Articles. The ability of CIPSCO to pay dividends is dependent upon distributions made to it by CIPS and amounts earned by CIPSCO on its other investments.

     Whenever dividends on all outstanding shares of the CIPS Preferred Stock of all series for all previous quarter-yearly dividend periods and the current quarter-yearly dividend period shall have been paid or declared and set apart for payment, and whenever all amounts required to be set aside for any sinking fund for the redemption or purchase of shares of the CIPS Preferred Stock for all previous periods or dates shall have been paid or set aside, and subject to the limitations summarized below, the Board of Directors of CIPS may declare dividends on the CIPS Common Stock out of any surplus or net profits of the Company legally available for the purpose. The CIPS Mortgage Indenture provides, in effect, that CIPS will not declare or pay any dividends (other than in stock) on its Common Stock, or make any other distribution on or purchase any Common Stock, unless the total amount charged or provided for maintenance, repairs and depreciation of the mortgaged properties subsequent to December 31, 1940, plus the surplus earned during the period and remaining after any such dividend, distribution or purchase, shall equal at least 15% of the total utility operating revenues of CIPS for the period, after deducting from such revenues the cost of electricity and gas purchased for resale. The CIPS Articles provide in effect that, so long as any Preferred Stock is outstanding, the total amount of all dividends or other distributions on CIPS Common Stock (other than in stock) that may be paid, and purchases of Common Stock that may be made, during any 12-month period shall not exceed (a) 75% of the net income of CIPS (as defined) for the 12-month period next preceding each such dividend, distribution or purchase, if the ratio of "common stock equity" to "total capital" (as defined) is 20% to 25%, or (b) 50% of such net income if such ratio is less than 20%. If such ratio is in excess of 25%, no such dividends may be paid or distributions or purchases made that would reduce such ratio to less than 25% except to the extent permitted by clauses
(a) and (b). At December 31, 1993, no amount of retained earnings was restricted as to the payment of dividends on CIPS Common Stock under the foregoing provisions of the CIPS Mortgage Indenture or the CIPS Articles.

     Voting Rights. Under Illinois law and the CIPSCO Articles, each share of Common Stock of CIPSCO is entitled to one vote on each matter voted on at all meetings of shareholders, with the right of cumulative voting in the election of directors and, in accordance with Illinois law, the right to vote as a class on certain questions. Preferred Stock may have such voting rights as are established by the Board of Directors subject to the provisions of the CIPSCO Articles described under "Preferred Stock" above.

     Preemptive Rights. Holders of CIPSCO's capital stock have no preemptive subscription rights.

     Liquidation Rights. In the event of any liquidation or dissolution of CIPSCO, holders of Common Stock are entitled to share ratably in the net assets and profits of CIPSCO remaining after the payment in full to the holders of the Preferred Stock of the aggregate preferential amount payable in respect of the Preferred Stock in any such event.

     Miscellaneous. The Transfer Agents for the Common Stock are Illinois Stock Transfer Company, Chicago, Illinois, and Harris Trust and Savings Bank, Chicago, Illinois; and the Registrar is Harris Trust and Savings Bank, Chicago, Illinois.

     CIPSCO reserves the right to increase, decrease or reclassify its authorized capital stock or any class or series thereof, and to amend or repeal any provisions in the CIPSCO Articles, in the manner prescribed by law; and all rights conferred on shareholders in the CIPSCO Articles are subject to this reservation.
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to_________

                          Commission file number 1-3672



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                ________________________________________________

             (Exact Name of Registrant as Specified in its Charter)


              Illinois                              37-0211380
           --------------                        -------------------
             (State of                            (I.R.S. Employer
           Incorporation)                        Identification No.)


                 607 EAST ADAMS STREET
                 SPRINGFIELD, ILLINOIS                  62739
          ---------------------------------------    ------------
         (Address of Principal Executive Offices)     (Zip Code)


        Registrant's telephone number, including area code  (217) 523-3600

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

              Cumulative Preferred Stock (par value $100 per share)

                            _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    _____     _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value at February 1, 1994 of the voting stock held by non-affiliates of the Registrant - $22,396,800 - Cumulative Preferred Stock (par value $100 per share) [Note: Excludes value of 400,000 shares of Cumulative Preferred Stock for which the Registrant has been unable to determine market value.]

     Number of shares outstanding of each of the Registrant's classes of common stock at February 1, 1994: 25,452,373 shares of Common Stock, without par value (owned by the parent - CIPSCO Incorporated).

                      Documents Incorporated By Reference:

     A portion of the Company's Proxy Statement relating to its 1994 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.
=============================================================================

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          1993 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE

Item 1.   Business
             General . . . . . . . . . . . . . . . . . . . . . . .      97
             Holding Company Structure . . . . . . . . . . . . . .      97
             Revenues. . . . . . . . . . . . . . . . . . . . . . .      97
             Competition -- Electric Business  . . . . . . . . . .      99
             Competition -- Gas Business . . . . . . . . . . . . .     100
             Utility Industry. . . . . . . . . . . . . . . . . . .     100
             Construction Program and Financing. . . . . . . . . .     100
             Rate Matters. . . . . . . . . . . . . . . . . . . . .     102
             Electric Operations . . . . . . . . . . . . . . . . .     103
             Electric Power Sales/Participation Agreements . . . .     105
             Gas Operations. . . . . . . . . . . . . . . . . . . .     106
             Fuel. . . . . . . . . . . . . . . . . . . . . . . . .     108
             Regulation. . . . . . . . . . . . . . . . . . . . . .     109
             Environmental Matters . . . . . . . . . . . . . . . .     110
             Employees . . . . . . . . . . . . . . . . . . . . . .     111
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .     112
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     113
Item 4.   Submission of Matters to a Vote of Security Holders. . .     114
          Executive Officers of the Registrant . . . . . . . . . .     114
          Directors of Registrant  . . . . . . . . . . . . . . . .     115

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . .     118
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .     119
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .     120
Item 8.   Financial Statements and Supplementary Data. . . . . . .     126
          Report of Independent Public Accountants . . . . . . . .     152
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .     153

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . .     153
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .     153
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .     153
Item 13.  Certain Relationships and Related Transactions . . . . .     153

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . .     154
          Schedules. . . . . . . . . . . . . . . . . . . . . . . .     159
          Signature. . . . . . . . . . . . . . . . . . . . . . . .     167
          Exhibits . . . . . . . . . . . . . . . . . . . . . . . .     168
                                     PART I



Item 1.  Business

     GENERAL. Central Illinois Public Service Company (CIPS or the Company), an Illinois corporation, was organized in 1902. CIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. CIPS generates, transmits and distributes electricity and, through interchange agreements with other utility systems, purchases and sells power on a firm basis, in emergency situations or when economical to do so. CIPS sells and distributes natural gas which it purchases from natural gas producers and other suppliers and transports natural gas purchased by end-users directly from suppliers. The principal executive offices of CIPS are located in Springfield, Illinois.

     CIPS furnishes electric service to about 316,000 retail customers in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. See Business - Electric Operations and - Electric Power
Sales/Participation Agreements regarding certain electric power arrangements with other utility systems.

     CIPS also furnishes natural gas service to about 164,000 retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas and provides gas transportation service to about 340 end-users. CIPS furnishes both electric and natural gas service in 236 of the communities served by it.

     The territory served by CIPS, located in 66 counties in Illinois, has an estimated population of 820,000 and is devoted principally to agriculture and diversified industrial operations. Key industries include petroleum and petrochemical industries, food processing, metal fabrication and coal mining.

     HOLDING COMPANY STRUCTURE. Effective October 1, 1990, CIPSCO Incorporated (CIPSCO) became the parent holding company of CIPS. CIPSCO owns 100% of the outstanding common stock of CIPS, representing in excess of 97% of the voting securities of CIPS.

     The electric and gas utility business of CIPS is expected to provide the major portion of CIPSCO's assets and earnings for the foreseeable future.

     REVENUES. The total operating revenues of CIPS for the year 1993 were $834,556,000 of which about 83% was derived from the sale of electricity and about 17% from the sale of natural gas. The retail electric revenues were derived approximately as follows (percentage of total electric operating revenue): 32% from residential customers, 26% from commercial customers, 16% from industrial customers and 2% from public authorities and other. The wholesale electric revenues were derived approximately as follows (percentage of total electric operating revenue): 10% from interchange sales (firm), 11% from interchange sales (economy/emergency) and 3% from cooperatives and municipal customers. Sales of power to the petroleum and related petrochemical industries and to the coal mining industry contributed about 6% of total electric revenues. Sales to these three industries accounted for approximately 37% of the 1993 electric revenue derived from the industrial customer group. Revenues from the coal mining industry may decline in the future as a result of declining consumption of Illinois coal, as many industrial coal customers shift to lower sulfur coal or other fuels as a means of complying with the Clean Air Act Amendments of 1990. The natural gas revenues for the year 1993 were derived approximately as follows: 63% from residential customers, 22% from commercial customers, 8% from industrial customers and 7% from transportation service customers and miscellaneous.

     The sources of the operating revenues of CIPS for the years indicated were as follows:

          Electric                                 1993      1992      1991
          --------                               ________  ________  ________
                                                         (in thousands)

Residential . . . . . . . . . . . . . . . .      $219,510  $197,120  $205,734
Commercial. . . . . . . . . . . . . . . . .       176,154   169,460   159,110
Industrial. . . . . . . . . . . . . . . . .       112,382   109,648   113,414
Public authorities and other. . . . . . . .        15,144    12,970    13,332
                                                 ________  ________  ________
    Total retail revenues . . . . . . . . .       523,190   489,198   491,590
                                                 ________  ________  ________
Interchange sales (firm). . . . . . . . . .        68,040    58,913    56,235
Interchange sales (economy/emergency) . . .        76,272    27,949    26,624
Cooperatives and municipals . . . . . . . .        21,347    19,582    18,220
                                                 ________  ________  ________
   Total wholesale revenues . . . . . . . .       165,659   106,444   101,079
                                                 ________  ________  ________
   Total electric revenues. . . . . . . . .      $688,849  $595,642  $592,669
                                                 ========  ========  ========

         Natural Gas                               1993      1992      1991
         -----------                             ________  ________  ________
                                                         (in thousands)

Residential . . . . . . . . . . . . . . . .      $ 92,213  $ 86,968  $ 78,070
Commercial. . . . . . . . . . . . . . . . .        32,023    31,036    26,751
Industrial. . . . . . . . . . . . . . . . .        12,139     6,445     3,200
Transportation service. . . . . . . . . . .         8,915     9,269     9,203
Miscellaneous . . . . . . . . . . . . . . .           417        42       312
                                                 --------  --------  --------
  Total gas revenues. . . . . . . . . . . .      $145,707  $133,760  $117,536
                                                 ========  ========  ========

     The portions of operating income of CIPS, before income taxes, attributable to electric operations were approximately $154,779,000 (95%) in 1993, $123,228,000 (92%) in 1992 and $137,303,000 (95%) in 1991. The portions of operating income, before income taxes, attributable to gas operations were approximately $7,621,000 (5%) in 1993, $10,916,000 (8%) in 1992 and $7,161,000
(5%) in 1991.

     Identifiable assets relating to electric and gas operations were as follows:

                                              1993        1992        1991
                                           __________  __________  __________
                                                     (in thousands)

Electric operations . . . . . . . . . .    $1,459,073  $1,443,578  $1,419,036
Gas operations. . . . . . . . . . . . .       177,857     188,321     157,757
Other . . . . . . . . . . . . . . . . .        31,532      13,160     115,050
                                           ----------  ----------  ----------
  Total assets. . . . . . . . . . . . .    $1,668,462  $1,645,059  $1,691,843
                                           ==========  ==========  ==========

     COMPETITION -- ELECTRIC BUSINESS. Competition among suppliers of electric energy is increasing. In particular, competition for interchange sales, which is based primarily on price and availability of energy, has become much more intense in recent years with the addition of electric generating capacity by other utilities in the Midwest. However, such additional capacity has made lower cost power available for purchase by CIPS which, in certain instances, is at a cost lower than the variable cost of generating power from the generating stations owned by CIPS.

     CIPS is responding to overall increased competition in a number of ways designed to lower its costs and increase sales. Since instituting an economic development incentive rate in 1985, the CIPS economic development program has been expanded to include new customer and community development initiatives. An ongoing program in which senior management plays a critical role in communicating CIPS' competitive advantages to our largest industrial customers is continuing. Additional services to our customers have included energy technology assistance and market development programs. CIPS works in partnership with communities throughout the service area to implement projects to respond to growth opportunities. This, in combination with the ongoing business development initiatives including industrial site location assistance, community profiles and technical development services, is designed to maximize economic development throughout the CIPS territory. In addition to a general program of controlling costs, in 1987 CIPS initiated a major program of renegotiating long-term coal supply contracts. Savings from these renegotiation efforts continued during 1993. Further renegotiation is expected in 1994. The effect of this program has been and will be to help CIPS control its fuel costs.
     Passage of the National Energy Policy Act of 1992 ("NEPA") will require electric utilities, such as CIPS, to compete with nonutility power producers who can generate power. Under NEPA these producers may gain access to utility transmission lines. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) This enhances competition over time and will give customers and CIPS opportunities to take advantage of competitive markets. Furthermore, large retail customers may decide to install cogeneration or other facilities and supply their own electricity.

     Over the next several years, excluding the 1994 summer season, CIPS expects to have uncommitted generating capacity available to market principally because certain existing capacity sales agreements with other utility systems are scheduled to expire on various dates during that period. Such capacity sales during 1993 represented 532 megawatts, or 20% of CIPS' capacity. To compete successfully in the capacity sales market, as well as the interchange sales market, it will be important for CIPS to be a low-cost supplier. (See Business - Electric Power Sales/Participation Agreements.)

     COMPETITION -- GAS BUSINESS. Competition in the natural gas industry is increasing. For a number of years, CIPS customers have had the ability to purchase natural gas from producers or other suppliers and transport that gas through the interstate pipelines and the CIPS system. CIPS collects a rate for such transportation. New policies of the Federal Energy Regulatory Commission ("FERC") such as Order 636 (see "Gas Operations" below) have increased the competitive nature of the gas business. Customers have the ability to receive supply from pipelines that do not serve the CIPS system. In this case, CIPS would no longer necessarily serve the customer with either gas supply or transportation service. CIPS has negotiated or is currently negotiating with a number of its larger industrial gas customers regarding flexible rates to address the more competitive environment in which CIPS is operating.

     UTILITY INDUSTRY. CIPS is experiencing some of the problems common to electric and gas utility companies, namely, increased competition for customers, increased construction costs, delays and uncertainties in the regulatory process and costs of compliance with environmental and other laws and regulations.

     CONSTRUCTION PROGRAM AND FINANCING. Total construction expenditures for CIPS for 1994 through 1998 are estimated at $431 million. For 1994, anticipated construction expenditures are $87 million for replacements and improvements and consist of about $28 million for electric production facilities, $14 million for electric transmission facilities, $35 million for electric distribution and general facilities, and $10 million for gas utility facilities. Total capital costs through the year 2000 (including costs incurred through 1993) related to compliance with the Clean Air Act Amendments of 1990 including Phase I (effective in 1995) and Phase II (effective in 2000) are estimated to be less than $50 million. (See Business - Fuel.)
     CIPS continuously reviews its construction program, which may be affected by numerous factors, including the rate of load growth, escalation of construction costs, fuel shortages, changes in governmental and environmental regulations, customers' patterns of consumption and conservation of energy, the adequacy of rate relief and the ability of CIPS to raise necessary capital. Load growth projections are subject to a number of uncertainties due to influences on customer consumption, economic conditions and the effect of rates on consumption and peak load demand.

     CIPS has no electric generating units under construction. On May 11, 1993, the Illinois Commerce Commission (the "Illinois commission") approved CIPS' "least cost" plan which includes the 20-year generating plan of the utility. As demonstrated by the Plan, CIPS will not require additional generating capacity or demand-side resources during the 1993-2013 planning period. Pursuant to the Plan, CIPS will engage in several demand-side management activities intended to enhance its capability to deliver demand-side management resources in the future.

     For a discussion of the funds requirements for the period 1994-1998 and the assumptions as to the sources of funds to meet those requirements, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and - Financing Requirements.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Requirements for information regarding securities issuances and redemptions during 1993.

     The issuance by CIPS of first mortgage bonds, common stock, preferred stock and certain unsecured debt securities is subject to the receipt of necessary regulatory approvals. (See Business - Regulation.)

     The Mortgage Indenture of CIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of CIPS (determined after deducting income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. At December 31, 1993, the more restrictive of these requirements was the "net earnings" test. The "net earnings" of CIPS for the year ended December 31, 1993, so computed, were equal to 5.70 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 1993. Based on the "net earnings" of CIPS (so computed) for the year ended December 31, 1993, and the bonds outstanding under the Mortgage Indenture at December 31, 1993, CIPS could have issued about $532 million of additional first mortgage bonds under the foregoing interest coverage provision (assuming an annual interest rate of 7.25% on such bonds).
     The Articles of Incorporation of CIPS provide, in effect, that so long as any CIPS preferred stock is outstanding, CIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of CIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or (b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of CIPS. For the year ended December 31, 1993, the "gross income available for interest" of CIPS equalled 3.24 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 1993. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 6.75%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles.

     RATE MATTERS. The most recent CIPS retail rate case before the Illinois commission resulted in electric and natural gas rate increases which became effective March 20, 1992. In its decision, the Illinois commission allowed a return on net original cost rate base of 9.77% (electric) and 9.88% (natural gas) and a return on common equity of 12.28% (electric) and 12.50% (natural gas). The Illinois commission order was designed to increase annual electric and natural gas revenues of CIPS by $11.6 million.

     On March 6, 1991, the Illinois commission commenced a generic proceeding (Docket No. 91-0081 for CIPS) to consider whether costs related to the cleanup and restoration of former manufactured gas plant sites (environmental remediation sites) should be recoverable from ratepayers by Illinois utilities (including CIPS) and, if recoverable, what recovery mechanism should be utilized. See Note 2 of Notes to Financial Statements included under Item 8 of this report for a discussion of the regulatory and legal proceedings related to the recovery of remediation and related costs. On March 26, 1993, the Illinois commission entered an order accepting the proposed riders filed by CIPS designed to recover environmental cleanup costs and associated legal expenses relating to its environmental remediation sites (including costs previously incurred and deferred). The riders were filed in response to the Illinois commission's generic order described in Note 2 to the Financial Statements. CIPS began recovering amounts under the riders in April, 1993.
     On May 13, 1992, the Illinois commission entered an Order which approved a settlement agreement resolving all issues in the "show cause" proceeding which had been initiated by the Illinois commission in December 1986 for purposes of determining the effects on CIPS of the passage of the Tax Reform Act of 1986.
See Note 11 of Notes to Financial Statements included under Item 8 of this report for a discussion of the impact of the settlement.

     The Illinois commission conducts annual proceedings to determine whether the electric fuel and purchased gas charges collected by CIPS in each year pursuant to the applicable fuel adjustment and purchased gas adjustment clauses reflect the actual costs of electric fuel and natural gas prudently purchased in that year and to reconcile revenues collected under the clauses during the year with actual costs incurred. The Illinois commission can order refunds to customers if it determines that actual costs of fuel or purchased gas were less than the amounts charged to customers pursuant to the clauses or if it finds that CIPS was imprudent in its purchases of fuel or gas. The Illinois commission has completed its review of fuel adjustment and purchased gas adjustment charges for all years prior to 1992. No significant refunds or adjustments were required for those years. Fuel reconciliation proceedings for the year 1992 commenced in October 1993. (See Business - Fuel.)

     The most recent general rate increase of CIPS approved by the FERC became effective in 1984. There are currently no rate proceedings pending at the FERC, and CIPS has no plans for any such rate increase filings. All of CIPS' requirements sales to cooperatives and municipals for resale are through negotiated service agreements.

     As a result of the retail rate increase granted to CIPS in 1992 referred to above, a corresponding rate adjustment was granted by the FERC for certain customers who purchase power from CIPS for resale. This rate adjustment was provided for in the service agreements between CIPS and these customers.

     In January 1985, CIPS received approval from the Illinois commission for an economic development rate which is designed to encourage industrial expansion and stimulate job creation in the service territory of CIPS. Under the economic development rate, each qualifying electric customer receives discounted rates for a maximum period of five years. In June 1986, CIPS received further approval which grants flexibility to negotiate agreements to fit the specific needs of certain industrial prospects. In August 1989, the Illinois commission granted CIPS further approval to offer customers the economic development rate through December 31, 1994. Since the rate was instituted, 117 new or existing business expansions have led to the creation of over 8,000 new jobs in the CIPS service territory.

     ELECTRIC OPERATIONS. Since late 1977 CIPS has been a net off-system seller of electricity and during 1993 it generated 120% of its system requirements.
     The maximum gross system load to date on the CIPS electrical system, on a one-hour integrated basis, occurred on August 27, 1993, and was 2,157,000 kilowatts. Gross system load includes sales to electric cooperative and municipal customers (but excludes emergency and interchange sales). The 1993 maximum gross system load of 2,157,000 kilowatts was 2.3% greater than the historical maximum gross system load of 2,108,000 which occurred in 1988.

     CIPS, Illinois Power Company and Union Electric Company are parties to an Interconnection Agreement providing for the coordination and interconnected operation of their respective electric systems and the interchange of power and energy at rates and under conditions set forth therein, including the maintenance by the parties of minimum reserve capacity positions. The Agreement provides that CIPS will maintain a minimum 15% system reserve capacity. CIPS, Illinois Power and Union Electric are parties to an Interconnection Agreement with Tennessee Valley Authority (TVA) providing for the interconnection of the TVA system with the systems of the three companies to exchange economy and emergency power and for other working arrangements.
In addition, CIPS has interconnection agreements with various other neighboring utilities, including Central Illinois Light Company, Commonwealth Edison Company, Indiana Michigan Power Company, Public Service Company of Indiana, Inc., Iowa Electric Light and Power Company and Northern Indiana Public Service Company. These agreements provide for various interchanges, emergency services and other working arrangements.

     CIPS owns 20% (and three other utilities own the remaining 80%) of the common stock of Electric Energy, Inc., and is entitled to receive from it varying amounts of power. Electric Energy, Inc. owns and operates a 1,015,000 kilowatt coal-fired power station located in Joppa, Illinois.

     CIPS is one of 15 members of the Mid-America Interconnected Network reliability council, which has as its purpose the promotion of maximum coordination of planning, construction and utilization of generation and transmission facilities on a regional basis in order to assure the reliability of electric bulk power supply in the area served.

     One municipal agency, two municipal electric systems, one cooperative agency and one cooperative are engaged in the generation of electricity within, or in close proximity to, portions of the territory served by CIPS.

     In 1993 CIPS began the process of analyzing the economic value of each of its generating units, which will consider the cost effectiveness of continued operation, retirement or repowering of each unit and other options as well. The Electric Power Research Institute ("EPRI") is participating in this analysis with CIPS. The study is expected to be completed in mid-1994.

     Electric and magnetic fields (sometimes referred to as EMF) surround electric wires or conductors of electricity such as electrical tools, household wiring and appliances and electric transmission and distribution lines such as those owned by CIPS. A number of statistical and laboratory studies have investigated whether EMF pose human health risks. The United States Environmental Protection Agency (USEPA) stated in its December 1992 brochure "Questions and Answers about Electric and Magnetic Fields" that "Some epidemiological evidence is suggestive of an association between surrogate measurements of magnetic field exposure and certain cancer outcomes. Though the body of evidence cannot be dismissed, it is not complete enough at this time to draw meaningful conclusions." The nation's electric utilities, including CIPS, have participated in the sponsorship of millions of dollars of EMF research. CIPS has also agreed to participate in the National EMF Research and Public Information Dissemination Program, a 5-year $65 million effort headed by the United States Department of Energy aimed at furthering EMF research. Through its participation with EPRI, CIPS will continue its investigation and research with regard to the possible health effects posed by exposure to EMF.

     ELECTRIC POWER SALES/PARTICIPATION AGREEMENTS. As shown in the table below, CIPS currently has contracts with Norris Electric Cooperative, City of Newton, Village of Greenup and Mt. Carmel Public Utility Company for the sale of electric power. These contracts provide for firm full requirements service which obligates CIPS to maintain adequate system reserves to support the contracts, or to supply the requirements with off-system purchases.

                                                    Peak           Contract
                                                   Demand         Expiration
Contract                                         (Megawatts)         Date
- --------                                         ___________      __________

Norris Electric Cooperative. . . . . . . . .        49 MW            2007
City of Newton . . . . . . . . . . . . . . .         5 MW            1999
Village of Greenup . . . . . . . . . . . . .         2 MW            1999
Mt. Carmel Public Utility Co.  . . . . . . .        40 MW            2001

     CIPS has entered into an agreement with Central Illinois Light Company ("CILCO") to sell CILCO limited term power through May, 1998. The agreement calls for a minimum contract delivery rate of 50 megawatts in 1993 rising to 90 megawatts by the end of the contract period. At CILCO's request, and provided the capacity is available, purchases can be increased to 100 megawatts at any time during the contract period with prior written notice. In November 1992, CIPS entered into an agreement with CILCO to sell CILCO limited term power for the period of June, 1998 through May, 2002. The agreement calls for a minimum contract delivery rate of 100 megawatts for the entire period. At CILCO`s request, and provided the capacity is available, purchases can be increased to 150 megawatts with prior written notice.

     In addition, CIPS sells electric power to three power pooling agencies through negotiated capacity participation agreements identified in the following table. These agencies include Soyland Power Cooperative (Soyland), Illinois Municipal Electric Agency (IMEA) and Wabash Valley Power Association
(WVPA).

                                          Maximum
                                         Capability
                                        Entitlement          Contract
                                        (Megawatts)         Expiration
Contract                           (for years indicated)       Date
- --------                           _____________________    __________

Soyland . . . . . . . . .          217MW 1993-1994             1999
                                   103MW 1995-1999

IMEA. . . . . . . . . . .          116MW 1994-2014             2014

WVPA. . . . . . . . . . .          60 MW 1994                  2011
                                   65 MW 1995-2011

     GAS OPERATIONS. CIPS distributes and sells natural gas to 267 incorporated and unincorporated communities located in 41 counties of Central and Southern Illinois. The CIPS service territory is predominantly made up of small towns and rural areas. Of the communities served, only 5 have populations greater than 15,000. CIPS operates 4,520 miles of transmission and distribution mains, and its customer density is approximately 36 customers per mile of main.

     Six interstate pipelines pass through various portions of the CIPS service area: Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, Natural Gas Pipeline Company, Texas Gas Transmission Company, Midwestern Gas Transmission Company and Trunkline Gas Company. CIPS has multiple interconnections with each of these pipelines, with the total of all such interconnections being 45. Most of the CIPS system is integrated by virtue of Company-owned pipelines, or by transportation agreements with interstate pipelines.

     CIPS owns and operates four underground storage fields which provide a total peak day capacity of 36,500 mcf/day (thousand cubic feet per day). CIPS also operates one propane-air peak shaving facility which has a peak day capacity rating of 10,000 mcf/day.

     The peak day firm demand recorded by CIPS in 1993 was 254,870 mcf which was reached on February 17, 1993. This demand level is 20% less than the all-time peak demand of 319,033 mcf which occurred on December 24, 1983. During calendar year 1993, the CIPS throughput (total of sales and transportation) was 36 billion cubic feet (bcf) compared to 36.5 bcf experienced in 1972, the year of highest historical throughput. In 1993, CIPS transported 10.8 bcf of customer-owned gas which represented 30% of the total system throughput.
Volumes of customer-owned gas transported in 1992 and 1991 were 11.8 bcf and
12.0 bcf, respectively. The average cost per mcf of natural gas purchased from all suppliers was about $3.66 in 1993, $3.66 in 1992 and $3.39 in 1991.
     The rate schedules of CIPS applicable to all of its gas sales include a uniform purchased gas adjustment clause, which permits CIPS to adjust its rates to its customers to reflect substantially all changes in the cost of purchased gas. (See Note 1 of Notes to Financial Statements included under Item 8 of this report. See Business - Rate Matters.)

     In 1992, the FERC issued orders (together called Order 636) which address pipeline service restructuring. Order 636 required interstate pipelines to "unbundle" their sales service, and offer separately the components of that service (i.e., gas supply, transportation and storage). Order 636 essentially precludes interstate pipelines from selling natural gas. However, many pipelines have established separate unregulated marketing affiliates which function as gas merchants in competition with producers and other sellers of gas.

     Each of the six pipelines providing service to CIPS have made restructured services filings at FERC to comply with Order 636. The last such filing was effective December 1, 1993.

     See Note 2 of Notes to Financial Statements included under Item 8 of this report for a discussion of the transition costs to be paid by CIPS and the Illinois commission order initiated to investigate the appropriate ratemaking treatment of Order 636 transition costs.

     Full implementation of Order 636 has resulted in several changes in CIPS' gas supply portfolio. Pipeline sales service contracts have been replaced by additional direct purchase gas supply contracts coupled with gas transportation contracts with various pipelines and storage contracts with pipelines or other independent storage service providers. In some cases CIPS has also contracted for so-called "no-notice" services with interstate pipelines. Under such contracts, the pipeline essentially combines and manages a number of independent supply, transportation and storage contracts in order to provide flexibility in the amount of gas actually delivered to CIPS on any day. Such flexibility, which was formerly provided by the pipeline sales service, is needed for CIPS to economically meet the highly weather sensitive needs of its firm service customers.

     In addition to its diversified portfolio of gas supply, transportation, leased storage and no-notice service contracts, CIPS' company-owned storage and propane-air facilities provide additional reliability and flexibility to meet peak day and peak season requirements. In recent years CIPS has made investments to construct additional pipeline interconnections, increase company owned storage capacity, improve reliability of existing storage facilities, modernize propane-air facilities and improve data acquisition capabilities. At the same time CIPS has reorganized and enhanced its gas supply planning and procurement functions.
     FUEL. Over 99% of the net kilowatthour generation of CIPS in 1993 was provided by coal-fired generating units and the remainder by an oil-fired unit.

     The average costs of fuel consumed by CIPS, per ton and per million Btu, for the periods shown were as follows:

                                        1993      1992      1991
                                        -----     -----     -----
Per ton ($) . . . . . . . . . . . .     36.62     36.46     36.68
Per million Btu ($) . . . . . . . .      1.67      1.67      1.67

     In 1993, approximately 21.9% of the coal purchased for electric generation was purchased on a spot basis at average delivered costs of $31.35 per ton and $1.37 per million Btu.

     The retail fuel adjustment clause (FAC) of CIPS is consistent with the uniform FAC mandated by the Illinois commission for all electric utilities as applicable to retail electric sales in Illinois. The FAC provides for the recovery of changes in electric fuel costs, including certain transportation costs of coal, in billings to retail customers. CIPS adjusts fuel expense to recognize over- or under-recoveries of allowable fuel costs. The cumulative effect is deferred on the Balance Sheet as a Current Asset or Current Liability, pending automatic reflection in future billings to customers. In 1992, CIPS received Illinois commission approval to include certain coal transportation costs in the FAC in accordance with the August 1991 modifications to the Illinois Public Utilities Act.

     CIPS also has contractual arrangements with certain other utility system customers which contain a fuel adjustment clause which permits CIPS to adjust its rates to such customers to reflect substantially all changes in the cost of fuel (including all transportation costs) used to supply those customers.

     The amount of coal supplies on hand at the generating stations of CIPS varies from time to time. CIPS generally attempts to maintain a 65-day supply. High usage resulting from increased generation to meet interchange sales opportunities and increased native load requirements in 1993 led to somewhat lower than normal coal supplies in early 1994. More than 85% of the annual coal requirements of the generating facilities of CIPS are being met by long-term coal contracts expiring at various dates from 1995 to 2010. As contracts approach their expiration, or when appropriate, CIPS evaluates alternative supply arrangements based on then current and expected market conditions for coal. CIPS believes there are adequate reserves reasonably available to supply its existing generating units with the quantity and quality of coal required for the foreseeable future.

     Compliance with the sulfur dioxide emission requirements of Phase I (effective in 1995) and Phase II (effective in 2000) of the Clean Air Act Amendments of 1990 is expected to be accomplished through switching to lower sulfur coal for several generating units in combination with increased scrubbing with the existing scrubber at Newton Unit 1. In January 1991, CIPS entered into a long-term contract for the purchase of lower sulfur Illinois coal at its Coffeen Power Station to meet the requirements under the Clean Air Act Amendments. This new contract replaced an existing contract and, in addition to providing the source of coal for clean air compliance, resulted in lower fuel costs. The new contract provides for certain termination charges as described in Note 2 of Notes to Financial Statements included under item 8 of this report. CIPS estimates that capital costs to be incurred through the year 2000 for various equipment and coal handling facility modifications at all five of its generating stations in order to comply with the Clean Air Act Amendments will be less than $50 million. Such costs could result in electric base rate increases of approximately one to two percent by the year 2000.
CIPS does not anticipate that operating costs will change materially as a result of compliance with the Clean Air Act Amendments.

     Under the Clean Air Act Amendments each utility must have, beginning in 1995, sufficient emission allowances, which are granted by the USEPA, to cover the amount of sulfur dioxide to be emitted each year from its generating stations. Any emission allowances in excess of a utility's needs for a year can be retained by it for future use or sold. Based upon CIPS' current compliance program, CIPS expects to have available allowances (after consideration of allowances sold) in excess of its requirements.

     REGULATION. CIPS is subject to regulation by the Illinois commission as to rates, accounting practices, issuance of certain securities and in other respects as provided by Illinois law. The Electric Supplier Act of Illinois permits utilities and electric cooperatives to delineate their respective service areas, subject to the approval of the Illinois commission, and gives the Illinois commission power to determine, pursuant to guidelines provided in the Act, whether a prospective electric customer will be furnished service by a public utility or by a cooperative. (See Item 3. Legal Proceedings.)

     The FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, accounting practices, issuance or acquisition of certain securities and electric rates of CIPS for resale and interchange customers. CIPS has been classified as a "public utility" within the meaning of that Act. CIPS has been declared exempt from the federal Natural Gas Act.

     CIPS is presently exempt from all the provisions of the Public Utility Holding Company Act of 1935, except provisions thereof relating to the acquisition of securities of other public utility companies, until further action by the Securities and Exchange Commission, by virtue of an annual exemption statement filed by CIPS with the Commission pursuant to Rule 2 under the Act.
     ENVIRONMENTAL MATTERS. CIPS is subject to regulation with respect to air and water quality standards, standards relating to the discharge and disposal of solid and hazardous wastes and other environmental matters by various federal, state and local authorities. The Illinois Pollution Control Board (the "Board") has jurisdiction over all phases of environmental control by the State of Illinois and has authority to grant variances from environmental requirements. The Illinois Environmental Protection Agency (the "Agency") has authority to issue permits, investigate violations and recommend enforcement cases. The Illinois Attorney General has the authority to prosecute enforcement cases. The USEPA has jurisdiction to promulgate and enforce air and water quality standards in addition to those standards which relate to the discharge and disposal of solid and hazardous wastes.

     Air pollution control regulations promulgated by the Board impose restrictions on emissions of particulate, sulfur dioxide, nitrogen oxides and other air pollutants and require that CIPS obtain permits from the Agency for the construction and operation of its generating facilities in compliance with these regulations. CIPS has secured all necessary operating permits for all of its existing generating facilities and is in substantial compliance with the provisions contained therein. Future construction projects may require additional construction permits.

     Water pollution control regulations promulgated by the Board impose restrictions on effluent discharges, set water quality standards and require CIPS to obtain construction permits for certain facilities and National Pollutant Discharge Elimination system ("NPDES") permits for discharges into public waters. CIPS has secured all necessary NPDES permits for all of its generating units and is in substantial compliance with the currently effective provisions contained therein. However, it would be difficult to comply with certain conditions in the recently renewed permits for the Coffeen and Newton Power Stations, scheduled to take effect in 1997. CIPS has appealed these permit conditions to the Illinois Pollution Control Board. If these appeals are unsuccessful, CIPS will seek regulatory relief under applicable rules to alter the requirements for these two stations.

     Pollution control regulations promulgated by the Board impose restrictions on the discharge and disposal of solid and hazardous waste, and determine design standards to prevent contamination of groundwater. CIPS has secured all necessary permits and authorizations for disposal and is in substantial compliance with the provisions contained therein. Future construction projects may require additional authorizations or permits.

     Beginning in 1986 and ending in October 1993, CIPS operated Units 1 and 2 at the Coffeen Power Station at a reduced load to meet applicable emission limitations. A new coal supply has allowed the operation of Coffeen Units 1 and 2 at their maximum capability of 325,000 KW and 550,000 KW, respectively, since October 1993. Total capability of the generating units was previously restricted to 750,000 KW when both units were in full operation. Removal of the operating restrictions increased total electric system capability to 2,852,000 KW.
     On May 21, 1993, the USEPA issued a Finding of Violation (FOV) to CIPS regarding Units 1 and 2 at the Newton Power Station. The FOV alleges that both generating units at the Newton Power Station were operated at various times from January 1991 through August 1992 in violation of applicable emission regulations, including opacity and sulfur dioxide limitations, regarding New Source Performance Standards established under the Clean Air Act for fossil fuel fired steam generating units. On January 3, 1994, CIPS entered into a consent agreement with the Illinois Environmental Protection Agency and the Illinois Attorney General resolving the issues presented in the FOV. Under terms of the consent agreement, CIPS will pay a fine of $40,000. CIPS also agreed to install a continuous emissions stack monitor on Newton Unit 2. This monitor has already been installed as part of the Company's Clean Air Act Compliance Plan. CIPS also entered into a consent agreement with the USEPA concerning these same issues. This latter agreement did not require any further action on the part of CIPS.

     See the subcaption "Environmental Remediation Costs" under Note 2 of the Notes to Financial Statements, included under Item 8 of this report, for information relating to costs incurred and to be incurred in connection with the remediation of certain sites where gas had been manufactured from coal and which contain potentially harmful materials.

     EMPLOYEES. Composition of the work force of CIPS at the payroll period nearest year-end 1993 and 1992 was as follows:

                                             Number of Employees
                                             -------------------
Employee Group                               1993           1992
- --------------                               -----          -----

Salaried. . . . . . . . . . . . . . . . .    1,218          1,182
IBEW - 702. . . . . . . . . . . . . . . .      922            965
IUOE - 148. . . . . . . . . . . . . . . .      479            489
                                             -----          -----

Total . . . . . . . . . . . . . . . . . .    2,619          2,636
                                             =====          =====

     See Management's Discussion and Analysis of Financial Condition and Results of Operations--Labor Disputes for a discussion of the status of labor contracts, unfair labor practice charges and related matters involving those employees represented by labor unions. As part of the agreement leading to new labor contracts, International Brotherhood of Electrical Workers Local 702 ("IBEW 702") has dropped the class action suit filed by it against CIPS and others seeking treble damages for lost wages and benefits and other damages. The settlement is subject to court approval.
Item 2.   Properties.

     The electric generating facilities of CIPS consist of the following:

                                                               Estimated
                                                              1994 Summer
                                                  Year        Capability
Station and Unit                        Fuel    Installed        (KW)
- ----------------                        ----    ---------     -----------

Newton
  Unit 1 . . . . . . . . . . . . . .    Coal      1977           555,000
  Unit 2 . . . . . . . . . . . . . .    Coal      1982           560,000
Coffeen
  Unit 1 . . . . . . . . . . . . . .    Coal      1965           325,000
  Unit 2 . . . . . . . . . . . . . .    Coal      1972           550,000
Grand Tower
  Unit 3 . . . . . . . . . . . . . .    Coal      1951            82,000
  Unit 4 . . . . . . . . . . . . . .    Coal      1958           104,000
Hutsonville
  Unit 3 . . . . . . . . . . . . . .    Coal      1953            76,000
  Unit 4 . . . . . . . . . . . . . .    Coal      1954            77,000
  Diesel Unit. . . . . . . . . . . .    Oil       1968             3,000
Meredosia
  Unit 1 . . . . . . . . . . . . . .    Coal      1948            62,000
  Unit 2 . . . . . . . . . . . . . .    Coal      1949            62,000
  Unit 3 . . . . . . . . . . . . . .    Coal      1960           220,000
  Unit 4 . . . . . . . . . . . . . .    Oil       1975           176,000
                                                               _________

     Total . . . . . . . . . . . . .                           2,852,000
                                                              ==========

          All of the generating stations are located in Illinois on land owned in fee by CIPS.
     At December 31, 1993, CIPS owned 12,922 pole miles of overhead electric lines and 843 miles of underground electric lines. At that date, CIPS also owned 4,520 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands.

     Substantially all of the permanent fixed utility property of CIPS is subject to the lien of the Mortgage Indenture securing the first mortgage bonds.

Item 3.  Legal Proceedings.

     Actions have been brought against CIPS by Southwestern Electric Cooperative, Inc. ("Southwestern") on October 30, 1991 in the Macon County, Illinois Circuit Court and by Wayne-White Counties Electric Cooperative ("Wayne-White" and together with Southwestern, the "Distribution Cooperatives") on August 15, 1991 in the White County, Illinois Circuit Court. Soyland Power Cooperative ("Soyland"), a generating and transmission cooperative that supplies power to the Distribution Cooperatives, is also a plaintiff in the actions. In various prior cases brought before the Illinois commission and finally determined on appeal, the Distribution Cooperatives prevailed in disputes between each of them and the Company as to which of them was entitled to serve certain electric customers under the Illinois Electric Supplier Act ("ESA") and certain service area agreements entered into pursuant to the ESA. Based on the results of the prior proceedings, the pending suits, in general, seek actual damages for breach of the service area agreements and punitive damages based on various grounds, such as tortious interference with contractual relationships and business expectancies and violation of the Illinois Public Utilities Act.

     A CIPS motion to dismiss the Southwestern/Soyland case was successful only as to certain counts. In the remaining counts, Southwestern seeks $182,000 in alleged actual damages for breach of the service area agreement and an additional $5 million in punitive damages for both interference with a contractual relationship and a business expectancy (it is not clear whether these claims are intended as separate bases for the recovery of $5 million in punitive damages or are cumulative). In addition, Soyland seeks $323,000 in alleged actual damages and $5 million in punitive damages for interference with a business expectancy. In the Wayne-White/Soyland action, Wayne-White seeks unspecified alleged actual damages for breach of the service area agreement and additional unspecified punitive damages for violation of the Public Utilities Act and interference with a business expectancy. In addition, Soyland claims $819,000 in alleged actual damages based on breach of the service area agreement and an additional $5 million in punitive damages based on interference with both a contractual relationship and a business expectancy and based on violation of the Public Utilities Act (again, it is not clear whether these claims are intended as separate bases for the recovery of $5 million in punitive damages or are cumulative). On March 11, 1993,

Soyland was dismissed from the Wayne-White action on statue of limitations grounds and the claims by Wayne-White under the Illinois Public Utilities Act were dismissed. Soyland has filed an appeal of its dismissal. This action is continuing with regard to Wayne-White's other claims.

     While CIPS cannot predict the outcome of any of these matters, it intends to vigorously defend against all such claims.

     See Item 1. Business - Rate Matters, Business - Gas Operations and Business - Environmental Matters with respect to certain matters involving CIPS. See also Note 2 of Notes to Financial Statements included under Item 8 of this report.

Item 4.  Submission of matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1993.

Executive Officers of the Registrant (ages at December 31, 1993).

Name                 Age         Positions Held
_____                ___         ______________

C. L. Greenwalt       60         President*
R. W. Jackson         63         Senior Vice President Finance and Secretary*
L. A. Dodd            55         Senior Vice President Operations
J. G. Bachman         45         Vice President Corporate Planning
W. A. Koertner        44         Vice President Corporate Services
G. W. Moorman         50         Vice President Power Supply
W. R. Morgan          57         Vice President Division Operations
W. R. Voisin          58         Vice President Public Relations
J. C. Fiaush          63         Controller (Principal Accounting Officer)*
C. D. Nelson          40         Treasurer and Assistant Secretary*

______________________
* Messrs. Greenwalt and Jackson are directors of CIPS and are also officers of CIPSCO. Mr. Fiaush and Mr. Nelson are also officers of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of the Board of Directors of CIPS after the next annual election of Directors, scheduled to be held on April 27, 1994. There is no family relationship between any executive officer and any other executive officer or any director.

     All of the officers named above have been employed by CIPS in their present positions for more than the past five years except as indicated below:

     Mr. Greenwalt served as Senior Vice President Operations from August 4, 1980 to August 1, 1989, when he was named President.

     Mr. Dodd served as Vice President Corporate Planning from July 1, 1985 to August 1, 1989 and as Vice President Division Operations from August 1, 1989 to July 1, 1990 when he was named Senior Vice President Operations.

     Mr. Bachman served as Manager of Rates and Research from February 1, 1980 to August 1, 1989, when he was named Vice President Corporate Planning.

     Mr. Koertner served as Treasurer and Assistant Secretary from February 1, 1982 to August 1, 1989 and as Vice President Financial Services from August 1, 1989 to April 1, 1993, when he was named Vice President Corporate Services.

     Mr. Moorman served as Manager of System Operation from April 1, 1976 to June 1, 1988, when he was named Vice President Power Supply.

     Mr. Morgan served as Vice President Corporate Services from August 5, 1980 to July 1, 1990, when he became Vice President Division Operations.

     Mr. Voisin served as Superintendent of the Quincy Area from January 1, 1985 to July 1, 1989, when he was named Vice President Public Relations.

     Mr. Nelson served as Assistant Treasurer from January 1, 1985 to August 1, 1989 when he was named Treasurer and Assistant Secretary.

Directors of the Registrant.

Name, Age, Principal Occupation, and other Directorships        Director Since
________________________________________________________        ______________

WILLIAM J. ALLEY, age 64.  Chairman of the Board and Chief           1974
Executive Officer of American Brands, Inc. (diversified manufacturing and other businesses), Old Greenwich, Connecticut; director of American Brands, Inc., Moorman
Manufacturing Company and Rayonier, Inc.

ROBERT S. ECKLEY, age 72.  President Emeritus of Illinois            1973
Wesleyan University, Bloomington, Illinois; director of
State Farm Mutual Automobile Insurance Co.

CLIFFORD L. GREENWALT, age 60.  President and Chief                  1986
Executive Officer of CIPS, CIPSCO and Chairman of the
Board of CIPSCO Investment Company, and served as Senior
Vice President - Operations of CIPS from 1980 to August
1989 when he became President; director of First of
America Bank Corporation, Kalamazoo, Michigan and a
director of its wholly owned subsidiary, First of America
Bank - Springfield, N.A.
Name, Age, Principal Occupation, and other Directorships        Director Since
________________________________________________________        ______________

JOHN L. HEATH, age 58.  Retired Chairman and President               1977
of the Heath Candy Company, Robinson, Illinois; served as Chairman of L.S. Heath & Sons, Inc. from 1971 until
1988 and also as President and Chief Executive Officer from 1971 until 1982 and is a director of the Biltmore
Bank Corp. and of its wholly owned subsidiary, The
Biltmore investors Bank of Phoenix, Arizona; and is a director of Sun Street Food Corporation of Phoenix,
Arizona.

ROBERT W. JACKSON, age 63.  Senior Vice President -                  1986
Finance and Secretary of CIPS, Senior Vice President and
Chief Financial Officer and Secretary of CISPCO and
President and Chief Executive Officer of CIPSCO
Investment Company, and served as Senior Vice President
- - Finance and Secretary of CIPS since 1980; director of
Firstbank of Illinois Co. and each of its wholly owned subsidiary banks, including the First National Bank of Springfield.

GORDON R. LOHMAN, age 59.  President and Chief Executive             1989
Officer of AMSTED Industries Incorporated (diversified manufacturer of industrial products), Chicago, Illinois in 1988 and 1990, respectively; Executive Vice President of that firm in 1988 and Vice President from 1978 through 1987; and is a director of American Brands, Inc.

HANNE M. MERRIMAN, age 52.  Principal in Hanne Merriman              1990
Associates (retail business consultants), Washington,
D.C.; President of Nan Duskin, Inc., from 1991 to 1992;
retail business consultant since January 1990; President and Chief Executive Officer of Honeybee, Inc. a division of Spiegel, Inc. from January 1988 through December 1989;
President of Garfinckels, a division of Allied Stores
Corporation, from 1981 through 1987 and is a director of USAir Group, Inc., State Farm Mutual Automobile Insurance
Co., The Rouse Company and AnnTaylor Stores Corporation.

DONALD G. RAYMER, age 69.  Retired President and Chief               1972
Executive Officer of CIPS; director of Bank One Springfield
and served as President and Chief Executive Officer of CIPS
from 1980 to August 1989.
Name, Age, Principal Occupation, and other Directorships        Director Since
________________________________________________________        ______________

THOMAS L. SHADE, age 63.  Retired Chairman of the Board and          1991
Chief Executive Officer of Moorman Manufacturing Company
(livestock feed products), Quincy, Illinois, having served in those capacities during 1992 and 1993 and was President and Chief Executive Officer of that firm from 1984 to 1992 and is a director of that firm and Quincy Soybean Company of Quincy, Illinois.

JAMES W. WOGSLAND, age 62.  Vice Chairman of Caterpillar             1992
Inc. (heavy equipment and engine manufacturer), Peoria, Illinois, since 1990 and was Executive Vice President of that firm from 1987 until 1990 and is a director of that firm and First of America Bank Corporation, Kalamazoo,
Michigan and its wholly owned subsidiary First of America
Bank-Illinois, N.A., Peoria, Illinois and is also a director of Protection Mutual Insurance Company.
                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder matters.

     All the common stock of CIPS is owned by CIPSCO, its corporate parent, and is not publicly traded. The following table sets forth the cash distributions on common stock paid to CIPSCO by CIPS, which, in some cases, were used to repurchase common shares of CIPS for the periods indicated:


                                                1993                1992
                                                ____                ____

     First Quarter  . . . . . . . . . .      $16,500,000*        $16,400,000*
     Second Quarter . . . . . . . . . .      $16,750,000*        $16,700,000*
     Third Quarter  . . . . . . . . . .      $16,750,000         $16,500,000*
     Fourth Quarter . . . . . . . . . .      $16,750,000         $16,500,000*

* Reflects the repurchase of common shares of CIPS.

     CIPS is subject to restrictions on the use of retained earnings for cash dividends on common stock as described in Note 6 of Notes to Financial Statements included under Item 8 of this report.

Item 6.  Selected Financial Data.

For the Years Ended
December 31,

                           1993       1992       1991       1990       1989
                        __________ __________ __________ __________ __________
                                            (in thousands)

Operating Revenues      $  834,556 $  729,402 $  710,205 $  685,226 $  683,859
Operating Income           113,651     97,372    104,039     97,135    109,433
Net Income                  84,011     72,601     75,683     71,562     71,222
Preferred Dividends          3,718      4,549      5,396      5,617      5,856
Earnings for Common
  Stock                     80,293     68,052     70,287     65,945     65,366

As of December 31,

Total Assets            $1,668,462 $1,645,059 $1,691,843 $1,665,614 $1,714,544
Long-Term Debt             494,323    503,700    496,420    496,319    496,301
Preferred Stock
  subject to mandatory
  redemption                     -          -     18,245     21,245     24,000
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ____________________________________

     Central Illinois Public Service Company (CIPS or the Utility) is a subsidiary of CIPSCO Incorporated (the Parent company), a holding company incorporated under the laws of the State of Illinois.

     FINANCIAL CONDITION. Central Illinois Public Service Company's financial position remained fundamentally strong during 1993.
     A strong capital structure and strong cash flows have minimized the need to access capital markets, other than for refinancings, in recent years. Neither CIPSCO nor CIPS has raised additional capital through the sale of common stock to the general public since 1980. Common stock was issued and sold to existing shareholders by CIPS through a dividend reinvestment plan until 1984.
     The long-range financial objectives for the capital structure of CIPS are: a debt ratio of no more than 45 percent, a common equity ratio of no less than 45 percent, and a preferred equity ratio of no more than 10 percent. At December 31, 1993, capitalization consisted of 43 percent long-term debt, 50 percent common equity and 7 percent preferred stock.
     At year end, 25,452,373 shares of CIPS common stock were outstanding, all of which were held by CIPSCO Incorporated. During 1993, 884,345 shares of common stock were repurchased by CIPS from CIPSCO as a means of conveying funds to the parent company for dividend payments and other corporate purposes.

     CAPITAL REQUIREMENTS. Construction expenditures were $88 million in 1993. Of that amount, $77 million and $11 million related to improvements and replacements to the electric and natural gas systems, respectively.
     In 1994 construction expenditures are expected to be about $87 million.
Of that amount, $77 million is scheduled for electric facilities while gas system expenditures are estimated at $10 million.
     Construction expenditures are estimated at $431 million for the five-year period 1994-1998. This is $31 million, or seven percent, less than was spent in the preceding five years.
     In addition to construction funds, projected capital requirements for the 1994-1998 period include $93 million for scheduled debt retirements.
     FINANCING REQUIREMENTS. Capital requirements for the 1994-1998 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements will be required. If external financing were needed to fund the construction program such financing could consist of funds from the parent, the issuance of short-term debt, long-term debt or preferred stock, or any combination of the four. Refinancings to lower the costs of capital may also occur, depending on market conditions.
     On April 6, 1993, CIPS issued $65 million of first mortgage bonds to refinance higher-cost debt issues. On May 4, 1993, and October 13, 1993, CIPS issued $30 million and $12.5 million of preferred stock, respectively. The new issues were used to redeem the utility's outstanding 7.48% Series and 8.08% Series of preferred stock, and to raise $15 million of additional capital.
     During the year, CIPS refinanced $130 million of pollution control loan obligations to achieve lower rates of interest.
     Financing requirements may be affected by such factors as availability and cost of capital, load growth, changes in construction expenditures, regulatory developments, changes in environmental regulations and other governmental activities.

     FINANCING FLEXIBILITY AND LIQUIDITY. The utility's ability to finance the construction program at reasonable cost and to provide for other capital needs is dependent upon its ability to earn a fair return on capital. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit. Flexibility also is provided by the parent corporation which is capable of providing additional capital if circumstances warrant.
     The CIPS mortgage indenture limits the amount of first mortgage bonds which may be issued. At December 31, 1993, CIPS could have issued about $532 million of additional first mortgage bonds under the indenture, assuming an annual interest rate of 7.25 percent.
     CIPS' articles of incorporation limit amounts of preferred stock which may be issued. Assuming a preferred dividend rate of 6.75 percent, CIPS could have issued all $185 million of authorized, but unissued preferred stock remaining as of year end.
     At year-end 1993, CIPS had $2.7 million of temporary investments. There were no short-term borrowings.
                              RESULTS OF OPERATIONS
                              ---------------------
                                   (1991-1993)

     EARNINGS. Earnings for common stock increased 18 percent in 1993 to $80.3 million. The increases in electric and gas revenues were the result of increased sales due to the occurrence of more-normal weather conditions. Weather-related factors and a coal miners' strike which hampered coal deliveries to some utilities, resulted in increased sales of power by CIPS to other utility systems. The interchange sales in 1993 resulted from exceptional opportunities which are unlikely to be matched in future years. Earnings for common stock decreased three percent in 1992 to $68.1 million. Increases in gas and electric revenues resulting from the retail rate increase effective in March, and a favorable earnings adjustment of $3.3 million due to settlement of the revenues subject to refund proceeding, were offset by weather-related decreases in electric revenues.

     ELECTRIC OPERATIONS. Electric revenues increased $93.2 million in 1993. Cooling degree days for 1993 were 37 percent higher than in 1992. Electric kilowatthour sales, including interchange sales, were 39 percent higher than a year ago. Revenues from electric interchange sales to other utility systems for economy and emergency purposes were $76.3 million, or $48.3 million higher than a year ago, reflecting much greater sales opportunities. The greater opportunities for sales resulted from hot weather, flooding conditions which limited availablity of generating capacity at some neighboring utilities, and coal miners' strikes which hampered deliveries of coal at other utilities. These factors contributed to a significantly increased level of interchange economy and emergency sales which is unlikely to be matched in 1994.
     Electric revenues increased $3 million in 1992 as compared to 1991. The effects of a favorable settlement in the revenues subject to refund proceeding, and a rate increase of approximately one percent in March 1992, were offset by a one percent decrease in kilowatthour sales. The sales decrease was primarily caused by cooler summer weather in 1992. Cooling degree days for 1992 were 33 percent lower than in 1991.
     Fuel for electric generation increased eight percent, or $14.4 million, in 1993 primarily due to higher electric generation caused by increased kilowatthour sales. Kilowatthours generated increased 16 percent in 1993. Average fuel cost remained the same at $1.67 per million Btu in 1993, 1992 and 1991. Purchased power expense increased 185 percent, or $39.1 million in 1993 reflecting additional purchases principally used for economy and emergency interchange sales.
     Purchased power and fuel cost for electric generatin increased three percent, or $5.7 million, in 1992 as compared to 1991. Kilowatthours generated decreased two percent in 1992.
     GAS OPERATIONS. Gas revenues increased nine percent to $145.7 million in 1993 as compared to 1992 due to increases in therm sales and a full heating season of the increased rates effective March 1992. Therm sales increased 21 percent primarily due to more industrial customers purchasing gas from the utility's system rather than from other gas suppliers. Residential therm sales inreased 14 percent reflecting colder temperatures in 1993. Heating degree days were 13 percent higher in 1993 as compared to 1992.
     Gas revenues increased 14 percent to $133.8 million in 1992 due to increased rates effective in March 1992, and adjustments for higher purchased gas costs. Therm sales increased five percent in 1992 compared to 1991 primarily due to industrial customers purchasing gas from the utility's system rather than from other gas suppliers.
     The utility transported approximately 108 million therms of customer owned gas in 1993 compared with 118 million and 120 million therms in 1992 and 1991, respectively.
     Purchased gas costs increased $7.5 million, or nine percent, in 1993 due to higher therm sales, while the average price paid for purchased gas from suppliers remained unchanged. In 1992, purchased gas costs increased $9.4 million, or 13 percent, due to an average three-cent-per-therm price increase charged by gas suppliers.

     OPERATING EXPENSES. Other operation expense increased $11.4 million, or nine percent in 1993, and $15.5 million, or 13 percent in 1992 due principally, in each case, to postretirement medical expense which CIPS began accruing in April 1992 consistent with the related treatment afforded such costs for ratemaking. (See Note 4 to Financial Statements.)
     Depreciation expense increased $3.9 million and $4.7 million in 1993 and 1992, respectively, due to property additions.
     Taxes other than income taxes increased in 1993 because utility taxes, which are based upon receipts from sales, increased as sales increased. Other taxes decreased in 1992 because the rate refund reduced amounts collected from customers which in turn reduced utility taxes.
     Interest on long-term debt and preferred dividend requirements decreased $2.8 million, or seven percent, in 1993, due to refinancing of long-term debt and preferred stock at lower interest and dividend rates.
     Interest on provision for revenue refunds was not applicable in 1993 and decreased in 1992 due to settlement of the revenue subject to refund proceeding in 1992. (See Note 11 to Financial Statements.)
     Miscellaneous, net, for 1993 decreased $4.5 million, or 59 percent because Miscellaneous, net, for 1992 includes $3 million resulting from a Federal Energy Regulatory Commission (FERC) order issued February 12, 1992. That order reversed a 1989 order which required CIPS to refund to cooperative customers a portion of amounts paid to CIPS in a litigation settlement with a former coal supplier. Miscellaneous, net, increased in 1992 due to inclusion of the $3 million resulting from the FERC order.
     Income tax expense reflects the changes in pre-tax income in both 1993 and 1992. In addition, the federal tax rate changed from 34 percent to 35 percent effective January 1, 1993.
     OTHER MATTERS. Customer usage of electricity and natural gas varies with weather conditions, general business conditions, the state of the economy and the cost of energy services. The level of sales also is impacted by conditions in the interchange market. Further, certain large gas customers can purchase gas from alternative suppliers or bypass the utility's system by switching to other fuels or by connecting directly to pipelines. Forecasts indicate that retail sales growth will remain at the historical levels of the past decade.
     Rates for retail electric and gas service are regulated by the Illinois Commerce Commission. Non-retail electric rates are regulated by FERC. The utility's rates are designed to recover operating costs including depreciation on utility plant investment. Inflation continues to be a factor affecting its operations, earnings, shareholders' equity and financial performance. Changes in the cost of fuel for electric generation and purchased gas generally are reflected in billings to customers on a timely basis through fuel and purchased gas adjustment clauses.
     The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" was adopted as of January 1, 1993. SFAS No. 106 requires that the expected cost of posretirement benefits be accrued during the employees' years of service. (See Note 4 to Financial Statements.)
     On January 1, 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes" which requires the use of the liability method for recording deferred income taxes on temporary differences using the rate at which the differences are expected to reverse. (See Notes 1 and 9 to Financial Statements.)
     In 1993, The Company adopted, SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The new statement requires the accrual of certain postemployment benefits to former and inactive employees. (See Note 4 to Financial Statements.)

     ENVIRONMENTAL REMEDIATION COSTS. The utility has identified 13 former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. In 1990, one site was added to the United States Environmental Protection Agency (USEPA) Superfund list. The utility has a long-term remedial plan for the site. Costs and associated legal expenses related to investigation have been incurred at other sites.
     Commencing in 1987, the estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses and certain carrying charges are being accrued and deferred rather than expensed currently, pending recovery either from rates, from insurance carriers or from other parties.
     Management believes that costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position or results of operations. (See Note 2 to Financial Statements.)
     CLEAN AIR ACT. CIPS' compliance strategy for Phases I and II of the Clean Air Act Amendments of 1990 is to switch to lower sulfur coal at some generating units along with increased scrubbing at Newton Unit 1. The utility estimates capital costs, including costs incurred to date, for various equipment modifications at its generating stations related to compliance will aggregate less than $50 million. These costs may result in electric base rate increases totaling about one to two percent by the year 2000. The utility does not anticipate that operating costs will change materially as a result of compliance with these amendments. (See Note 2 to Financial Statements.)

     FERC ORDER 636. During 1992, the FERC issued Order No. 636. This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. (See Note 2 to Financial Statements.)

     ENERGY POLICY ACT. The National Energy Policy Act of 1992 (NEPA) contains, among other provisions, legislation designed to promote competition in the development of wholesale power generation in the electric utility industry. NEPA exempts a new class of independent power producers from traditional utility regulation. This new class of producers can build generating plants and sell electricity in wholesale markets without the same constraints of regulated utilities. NEPA also allows FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Public utilities, not voluntarily providing access to their transportation system at agreed upon rates, may be ordered to deliver power at rates to be established by FERC. Although the final impact of the provisions of NEPA cannot be predicted, management believes that the increased competition in the area of generation and transmission may affect the traditional marketing and pricing strategies of the utility business.

     LABOR DISPUTES. Labor agreements ending June 1995 have been reached with the two unions representing 1,400 hourly employees of CIPS. The contracts with both unions have been signed. Before the agreements were reached, the memberships of both unions authorized a strike and institued an overtime boycott and work slowdown beginning in April 1993. CIPS initiated a lockout of union employees over a period of approximately 14 weeks beginning in May
1993. Subsequent to this date, both unions filed unfair labor practice charges with the National Labor Relations Board (NLRB) claiming back pay and other benefits during the lockout period. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning the lockout of employees represented by one union. However, the Peoria Regional Office did not find merit to a similar charge filed by the other union and it has been dismissed.
CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. The NLRB decisions on the complaint and the charges will be subject to various appeals by the parties. Management believes that the lockout was both lawful and reasonable and that these matters will be ultimately resolved in favor of CIPS. (See Note 2 to Financial Statements.)
Item 8.  Financial Statements and Supplementary Data.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              STATEMENTS OF INCOME


                                                Years Ended December 31,
                                           __________________________________

                                              1993        1992        1991
                                           __________  __________  __________
                                                     (in thousands)

Operating Revenues:
  Electric                                 $  688,849  $  593,996  $  604,565
  Provision for revenue refunds                     -       1,646     (11,896)
                                            _________   _________   _________
                                              688,849     595,642     592,669
  Gas                                         145,707     133,760     117,536
                                            _________   _________   _________

       Total operating revenues               834,556     729,402     710,205
                                            _________   _________   _________

Operating Expenses:
  Fuel for electric generation                186,938     172,544     165,806
  Purchased power                              60,181      21,094      22,109
  Gas purchased                                90,097      82,553      73,189
  Other operation                             141,310     129,715     114,434
  Maintenance                                  61,216      64,092      66,784
  Depreciation and amortization                77,647      74,154      69,483
  Taxes other than income taxes                54,767      51,106      53,936
  Income taxes                                 48,749      36,772      40,425
                                            _________   _________   _________

       Total operating expenses               720,905     632,030     606,166
                                            _________   _________   _________

Operating Income                              113,651      97,372     104,039
                                            _________   _________   _________
Other Income and Deductions:
  Allowance for equity funds used during
    construction                                1,459       2,162       2,054
  Nonoperating income taxes                      (631)     (2,989)     (2,413)
  Miscellaneous, net                            3,632      10,978      13,472
                                            _________   _________   _________

       Total other income and deductions        4,460      10,151      13,113
                                            _________   _________   _________

Income Before Interest Charges                118,111     107,523     117,152
                                            _________   _________   _________

Interest Charges:
  Interest on long-term debt                   34,421      36,397      36,990
  Interest on provision for revenue
   refunds                                          -        (803)      4,261
  Other interest charges                          479         392       1,231
  Allowance for borrowed funds used
   during construction                           (800)     (1,064)     (1,013)
                                            _________   _________   _________

        Total interest charges                 34,100      34,922      41,469
                                            _________   _________   _________

Net Income                                     84,011      72,601      75,683
Preferred stock dividends                       3,718       4,549       5,396
                                            _________   _________   _________

Earnings for Common Stock                  $   80,293  $   68,052  $   70,287
                                           ==========  ==========  ==========


The accompanying notes to financial statements are an integral part of these statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                 BALANCE SHEETS



                                               December 31,
                                        ___________________________
                                            1993          1992
                                        _____________  ____________
                                               (in thousands)

ASSETS
Utility Plant, at original cost:
Electric                                $2,172,259     $2,116,322
Gas                                        208,208        195,709
                                        __________     __________
                                         2,380,467      2,312,031
Less--Accumulated depreciation           1,020,097        961,419
                                        __________     __________
                                         1,360,370      1,350,612
Construction work in progress               61,104         45,219
                                        __________     __________
                                         1,421,474      1,395,831
                                        __________     __________

Current Assets:
Cash                                         4,038            480
Temporary investments, at cost which
  approximates market                        2,734          2,578
Accounts receivable, net                    61,591         48,415
Accrued unbilled revenues                   38,774         36,680
Materials and supplies, at average
  cost                                      40,824         38,529
Fuel for electric generation, at
  average cost                              26,046         34,382
Gas stored underground, at average
  cost                                      14,335         12,180
Prepayments                                  9,847         13,152
                                        __________     __________
                                           198,189        186,396
                                        __________     __________
Other Assets                                48,799         62,832
                                        __________     __________
                                        $1,668,462     $1,645,059
                                        ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder's equity:
  Common stock, no par value,
    authorized 45,000,000 shares;
    outstanding 25,452,373 and
    26,336,718 shares respectively      $  121,282     $  154,532
  Retained earnings                        443,741        398,235
                                        __________     __________
                                           565,023        552,767
Preferred stock                             80,000         65,000
Long-term debt                             474,323        493,700
                                        __________     __________
                                         1,119,346      1,111,467
                                        __________     __________

Current Liabilities:
Long-term debt due within one year          20,000         10,000
Commercial paper                                 -         17,393
Accounts payable                            55,931         56,786
Accrued wages                               12,720         11,417
Accrued taxes                               13,391         11,117
Accrued interest                             9,204          6,564
Other                                       34,895         27,934
                                        __________     __________
                                           146,141        141,211
                                        __________     __________

Deferred Credits:
Accumulated deferred income taxes          274,425        330,053
Investment tax credits                      58,962         62,328
Regulatory liabilities, net                 69,588              -
                                        __________     __________
                                           402,975        392,381
                                        __________     __________
                                        $1,668,462     $1,645,059
                                        ==========     ==========



The accompanying notes to financial statements are an integral part of these statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENTS OF CASH FLOW



                                                Years Ended December 31,
                                           __________________________________
                                              1993        1992        1991
                                           __________  __________  __________
                                                     (in thousands)

OPERATING ACTIVITIES:
Net income                                 $  84,011   $  72,601   $  75,683
Adjustments to reconcile net income
  to net cash provided:
  Depreciation and amortization               77,647      74,154      69,483
  Allowance for equity funds used during
    construction (AFUDC)                      (1,459)     (2,162)     (2,054)
  Deferred income taxes, net                       7      16,407      10,822
  Investment tax credit amortization          (3,366)     (3,336)     (3,464)
Cash flows impacted by changes in assets
  and liabilities:
  Accounts receivable, net and accrued
    unbilled revenues                        (15,270)      4,542          (9)
  Fuel for electric generation                 8,336       2,872         664
  Other inventories                           (4,450)       (667)       (893)
  Prepayments                                  3,305      23,585      (4,050)
  Other assets                                14,033     (20,210)    (12,958)
  Accounts payable and other                   6,106      17,641       2,871
  Accrued wages, taxes and interest            6,217      (5,197)       (152)
  Accumulated provision for revenue
    refunds                                        -     (75,449)     16,157
Other                                          4,815      (5,991)     (2,992)
                                           __________  __________  _________
  Net cash provided by operating
    activities                               179,932      98,790     149,108
                                           __________  __________  _________
INVESTING ACTIVITIES:
Construction expenditures, excluding
  AFUDC                                      (85,453)   (117,198)   (110,815)
Allowance for borrowed funds used during
  construction                                  (800)     (1,064)     (1,013)
Changes in temporary investments                (156)     92,175      36,728
                                           __________  __________  _________
  Net cash used in investing activities.     (86,409)    (26,087)    (75,100)
                                           __________  __________  _________
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt     195,000     199,000           -
Repayment of long-term debt                 (205,000)   (190,500)          -
Proceeds from issuance of preferred stock     42,500           -           -
Redemption of preferred stock                (27,500)    (18,245)     (3,000)
Retirement of common stock                   (33,250)    (66,100)    (66,950)
Proceeds from (repayment of) commercial
  paper                                      (17,393)     17,393           -
Dividends paid:
  Preferred stock                             (3,718)     (4,549)     (5,396)
  Common stock                               (33,500)          -           -
Issuance expense, discount and premium        (7,104)    (11,718)          -
                                           _________   _________   _________
  Net cash used in financing activities.     (89,965)    (74,719)    (75,346)
                                           _________   _________   _________

Net increase (decrease) in cash                3,558      (2,016)     (1,338)
Cash at beginning of period                      480       2,496       3,834
                                           _________   _________   _________
Cash at end of period                      $   4,038   $     480   $   2,496
                                           =========   =========   =========
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest, net of amount capitalized      $  30,909   $  38,382   $  36,867
  Income taxes                                48,367      12,150   $  42,731



The accompanying notes to financial statements are an integral part of these statements.
                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                         STATEMENTS OF RETAINED EARNINGS



                                                Years Ended December 31,
                                           __________________________________
                                              1993        1992        1991
                                           __________  __________  __________
                                                     (in thousands)

Balance, beginning of year                 $ 398,235   $ 330,518   $ 260,304
Add (deduct);
  Net income                                  84,011      72,601      75,683
  Dividends:
    Preferred stock                           (3,718)     (4,549)     (5,396)
    Common stock                             (33,500)          -           -
Other                                         (1,287)       (335)        (73)
                                           _________   _________   _________
Balance, end of year                       $ 443,741   $ 398,235   $ 330,518
                                           =========   =========   =========



The accompanying notes to financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

                 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



General. Central Illinois Public Service Company (CIPS or the Utility), a subsidiary of CIPSCO Incorporated (CIPSCO), provides certain services to CIPSCO and other affiliates for which all costs incurred are reimbursed to CIPS. In 1993, 1992 and 1991 these amounts were immaterial. Certain items previously reported for years prior to 1993 have been reclassified to conform with the current-year presentation.

Regulation. CIPS is a public utility subject to regulation by the Illinois Commerce Commission (Illinois commission) and the Federal Energy Regulatory Commission (FERC). With respect to accounting matters, the utility maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of the ratemaking process.

Operating Revenues. CIPS accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Utility Plant. Utility plant in service is stated at original cost. Substantially all of the utility plant of CIPS is subject to the lien of its first mortgage bond indenture. Additions to utility plant include the cost of contracted services, material, labor, overheads and an allowance for funds used during construction. Maintenance and repair of property and replacement of minor items of property are charged to operating expenses. Property retired is removed from utility plant accounts and charged to accumulated depreciation.

Allowance for Funds Used During Construction (AFUDC). AFUDC is included in Construction Work in Progress (CWIP) and represents the cost of financing that construction. AFUDC does not represent a current source of cash funds. The inclusion of AFUDC in CWIP affords the opportunity to earn a return on the cost of construction capital after the related asset is placed in service and included in the rate base.
     The AFUDC rate, based on a formula prescribed by the FERC, on a before-tax basis, was 9% in 1993 and 10% in 1992 and 1991.

Depreciation. Depreciation expense is based on remaining life straight-line rates (composite, approximately 3.4% in 1993 and 3.3% in 1992 and 1991) applied to the various classes of depreciable property.

Concentration of Credit Risk. CIPS provides electric service to about 316,000 customers in 557 communities and natural gas service to approximately 164,000 customers in 267 communities throughout a 20,000-square-mile area in central and southern Illinois. Credit risk is spread over a diversified base of residential, commercial and industrial customers.
Fuel and Purchased Gas Costs. CIPS adjusts fuel expense to recognize over- or under-recoveries from customers of allowable fuel costs through the uniform fuel adjustment clause (FAC). The FAC provides for the current recovery of changes in the cost of fuel for electric generation in billings to customers. Monthly, the difference between revenues recorded through application of the FAC and recoverable fuel costs is recorded as a current asset or liability, pending reflection in future billings to customers, with a corresponding decrease or increase in cost of fuel for electric generation.
     The uniform purchased gas adjustment clause (PGA) provides a matching of gas costs with revenues. Monthly, the difference between revenues recorded through application of the PGA and recoverable gas costs is recorded as a current asset or liability with a corresponding decrease or increase in the cost of gas purchased. The cumulative difference for the calendar year is collected from, or refunded to, customers over a one-year period beginning in the following April.
     The Illinois commission conducts annual reconciliation proceedings with respect to each year's FAC and PGA revenues and has completed its review for all years prior to 1992. Reconciliation proceedings for 1992 commenced in October 1993. No reconciliation proceeding has yet commenced for the year 1993.

Income Taxes and Investment Tax Credits. Deferred income taxes are recorded which result from the use of accelerated depreciation methods, rapid amortization, repair allowance and certain other timing differences in recognition of income and expense for tax and financial statement purposes. CIPS is included as part of CIPSCO's consolidated federal income tax return. Income taxes are allocated to the individual companies, based on their respective taxable income or loss.
     Investment tax credits are being amortized over the estimated average useful lives of the related properties.
     The Company adopted, effective January 1, 1993, the liability method of accounting for deferred income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109. This statement requires the establishment of deferred tax liabilities and assets for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. (See Note 9 to Financial Statements.)

Cash and Temporary Investments. Temporary investments consist of deposits and U.S. Treasury obligations. For purposes of Statements of Cash Flows, temporary investments are not considered cash equivalents.

                        2.  COMMITMENTS AND CONTINGENCIES

Environmental Remediation Costs. The utility and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located.
The utility has identified 13 of these former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. Under directives from the Illinois Environmental Protection Agency (IEPA), CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.
     One site was added to the United States Environmental Protection Agency (USEPA) Superfund list on August 30, 1990. On September 30, 1992 the IEPA, in consultation with the USEPA, decided that the long-term remedial plan for this site should consist of a ground water pump-and-treat program. The IEPA and CIPS entered into an agreement, subject to court approval, for CIPS to carry out the remedial action with the IEPA providing oversight. It is not known at this time what specific remedial action will be required at the other 12 sites.
     In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. As of December 31, 1993 all but five insurance carriers have settled.
     The estimated incurred costs relating to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or from other parties. The total amount deferred represents costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. At December 31, 1993, the amounts recovered have exceeded the aggregate amount deferred.
     In 1992, the Illinois commission issued an Order (the Generic Order) in its consolidated generic proceeding regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred cost of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs, including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs. An intervenor has filed a petition for leave to appeal the decision to the Illinois Supreme Court. The intervenor has maintained that no recovery of cleanup costs should be allowed. The Illinois Supreme Court has discretion to accept or deny the appeal.
     On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five-year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS has collected $2.6 million from its customers pursuant to the riders.
     The total costs to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position or results of operations.

FERC Order 636. During 1992, FERC issued a series of orders that require substantial restructuring of the service obligations of interstate pipeline suppliers. These orders (together called Order 636) required mandatory unbundling of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components previously included with gas sales services. Order 636 provides a mechanism for pipelines to recover four categories of transition costs associated with restructuring their gas sales services.
     Based on currently available information contained in the various interstate pipeline Order 636 compliance filings, CIPS estimates that the total amount of transition costs to be incurred by CIPS is approximately $10 million. At December 31, 1993 CIPS had recorded a liability and a related deferred gas cost for that portion of the transition costs that will be billed to CIPS regardless of future pipeline services.
     On September 15, 1993, the Illinois commission initiated an investigation into the appropriate ratemaking treatment of Order 636 transition costs. In January 1994, the hearing examiner released a draft order which would allow full recovery through rates by CIPS of transition costs. A final order from the Illinois commission is expected in the first quarter 1994. Management believes that all transition costs will be recoverable from customers.

Clean Air Act. CIPS' compliance strategy to meet the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) includes complying with Phase I of the Amendments by switching to a lower sulfur coal at some of its units. Phase II compliance will be accomplished by additional fuel switching at various units and by increased scrubbing with its existing scrubber at Newton Unit 1. Phase I and Phase II emission provisions of the Amendments become effective in 1995 and 2000, respectively.
     The utility estimates that total capital costs, primarily for modifications to boilers, precipitators, coal handling facilities, and continuous monitoring equipment for implementation of this compliance strategy, will be less than $50 million in total including amounts spent to date. Operating costs are not expected to change materially. Compliance costs could result in electric base rate increases of approximately one to two percent by the year 2000.
     In 1991, in accordance with the plan to switch some units to lower sulfur coal, the utility signed a long-term coal contract with a current supplier for lower sulfur Illinois coal. Due to the magnitude of the supplier's capital investment, the contract includes a graduated termination charge. In 1994 CIPS can terminate the contract under certain conditions, and CIPS would be required to pay up to $41 million (plus an inflation adjustment) in termination charges. Each year subsequent to 1994 the termination charge is reduced according to a formula using tons of coal purchased. The termination charge would not be effective if CIPS terminated the contract due to the failure of the coal to meet quality specifications provided for in the contract.

Labor Disputes. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electric Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning its lockout of IBEW-702 represented employees. However, the Peoria Regional Office did not find merit to a similar charge filed by IUOE 148 and it has been dismissed, subject to appeal rights. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations.

Other Issues.  The utility is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental and other matters.  Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will have no material adverse effect on the results of operations or the financial position of CIPS.
                               3.  PREFERRED STOCK

The preferred stock is generally redeemable at the option of CIPS on 30 days notice at the redemption prices shown below.

At December 31, 1993, 1992 and 1991 the preferred stock outstanding was:

Preferred Stock Outstanding
                                                                   1993       1992       1991
                                             Current                Amount     Amount     Amount
             Shares        Par              Redemption   Shares      (in        (in        (in
           Authorized     Value    Series    Price(a)    Issued   thousands) thousands) thousands)
           __________     _____    ______   __________   _______  __________ __________ __________
Cumulative  2,000,000(b)  $100      4.00%     $101.00    150,000    $ 15,000   $ 15,000   $ 15,000
                           100      4.25%      102.00     50,000       5,000      5,000      5,000
                           100      4.90%      102.00     75,000       7,500      7,500      7,500
                           100      4.92%      103.50     50,000       5,000      5,000      5,000
                           100      5.16%      102.00     50,000       5,000      5,000      5,000
                           100      7.48%      101.08          -           -     15,000     15,000
                           100      8.08%      101.00          -           -     12,500     12,500
                           100 1993 Auction(c) 100.00    300,000      30,000          -          -
                           100     6.625%      100.00(d) 125,000      12,500          -          -
                                                         _______     _______    _______    _______
                                                         800,000      80,000     65,000     65,000

No par(e)   2,600,000(b)     -        -             -          -           -          -          -
                                                         _______     _______    _______    _______

                                                         800,000    $ 80,000   $ 65,000$ 65,000
                                                         =======     =======    ======= =======

_________________________

(a)  Accrued dividends, if any, would be added to the current redemption price.
(b)  The Board of Directors has the authority to fix and determine the relative rights and preferences of the authorized and unissued shares.
(c)  Dividend rate for each dividend period (currently quarterly) is set at a then current market rate according to an auction procedure.  The rate at December 31, 1993 was 2.67%
(d)  Not redeemable prior to October 1, 1998.
(e)  Aggregate stated value cannot exceed $65,000,000.

                 4.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

CIPS sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' final average pay. Pension costs are accrued and funded on a current basis based upon actuarial determinations and in compliance with income tax regulations and federal funding requirements. CIPS uses a September 30 measurement date for its valuation of pension plan assets and liabilities. The utility also provides certain employees with pension benefits which exceed the qualified plan limits imposed by federal tax law.

                          Funded Status of Pension Plan
                                 (in thousands)


                                            1993        1992          1991
                                          _________   _________   ____________


Fair value of plan assets*                $177,824    $150,729      $127,075
                                           _______     _______       _______

Accumulated benefit obligations:**
  Vested benefits                          125,641      98,770        78,515
  Nonvested benefits                           559         284           212
Effect of projected future
  compensation levels (based on 4.3%
  annual increases in 1993, 4.5% in
  1992 and 5% in 1991)                      41,214      37,025       36,791
                                           _______     _______      _______

     Total projected benefit obligation    167,414     136,079      115,518
                                           _______     _______      _______
Plan assets in excess of projected
  benefit obligation                      $ 10,410    $ 14,650     $ 11,557
                                           =======     =======      =======

________________________
 * Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.
** The assumed weighted average discount rate was 6.50% for 1993, 7.25% for
   1992 and 7.75% for 1991.
          Pension Plan Assets in Excess of Projected Benefit Obligation
                                 (in thousands)


                                            1993        1992          1991
                                          _________   _________   ____________

Plan assets in excess of projected
  benefit obligation                      $ 10,410    $ 14,650      $ 11,557
Unrecognized transition asset (being
  amortized over 18.2 years)                (4,862)     (5,325)       (5,772)
Unrecognized net (gain) loss                (5,188)    (13,617)      (14,756)
Unrecognized prior service cost                760       1,590         1,703
                                           _______     _______       _______

Prepaid (Accrued) pension costs at
  September 30                               1,120      (2,702)       (7,268)
Expense, net of funding October to
  December                                   1,944          91        (1,347)
                                           _______     _______       _______
Prepaid (Accrued) pension costs at
  December 31                             $  3,064    $ (2,611)     $ (8,615)
                                           =======     =======       =======


                        Components of Net Pension Expense
                                 (in thousands)


                                            1993        1992          1991
                                          _________   _________   ____________

Service cost (present value of benefits
  earned during the year)                 $  6,398    $  5,721      $  6,467
Interest cost on projected benefit
  obligation                                10,193       9,302         8,583
Actual return on plan assets (expected
  long-term rate of return was 8%)         (21,101)    (13,755)      (19,490)
Deferred investment gains                   10,071       4,834        11,167
Amortization of the unrecognized prior
  service cost                                 118         118           118
Amortization of the transition amount         (463)       (463)         (463)
                                           _______     _______       _______
Net pension expense                       $  5,216    $  5,757      $  6,382
                                           =======     =======       =======

Effective January 1, 1993, CIPS adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The standard requires companies to recognize the cost of providing postretirement medical and life insurance benefits over the employees' service period. CIPS is funding the medical benefits under two Voluntary Employee Beneficiary Association trusts
(VEBA), and a 401(h) account established within the Company's retirement income trust.
     The Company sponsors postretirement plans providing medical and life benefits for certain of its retirees and their eligible dependents. The medical plan pays percentages of eligible medical expenses incurred by covered retirees after a deductible has been met, and after taking into account payment by Medicare or other providers. Currently, participants become eligible for coverage if they retire from CIPS after meeting age and years of service eligiblity requirements. The life insurance plan continues for all retirees who have been in the plan as employees for ten years or more. CIPS uses a September 30 measurement date for its valuation of postretirement assets and liabilities.

                  Funded Status of Postretirement Benefit Plans
                                 (in thousands)


                                                                    1993
                                                                  _________


Fair value of plan assets*                                        $  13,302
                                                                   ________

Accumulated benefit obligations:
Retirees                                                             39,599
Fully eligible active employees                                      17,026
Other active employees                                               80,532
                                                                   ________

     Total accumulated benefit obligation                           137,157
                                                                   ________

Accumulated benefit obligations in excess of plan assets           (123,855)
Unrecognized transition obligation (being amortized over
  20 years)                                                         110,511
Unrecognized net loss (including changes in assumptions)              1,959
                                                                   ________
Accrued postretirement benefit cost at September 30                 (11,385)
Expense, net of funding, October to December                          9,643
                                                                   ________
Accrued postretirement benefit cost at December 31                $  (1,742)
                                                                   ========

* Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.
                    Components of Postretirement Benefit Cost
                                 (in thousands)


                                                                    1993
                                                                  _________

Service costs on benefits earned                                  $  4,215
Interest costs on accumulated benefit obligations                    9,948
Actual return on plan assets                                        (1,038)
Deferred investment gains                                              397
Amortization of the transition amount                                5,816
                                                                   _______
Postretirement benefit cost                                       $ 19,338
                                                                   =======

For purposes of calculating the postretirement benefit obligation it is assumed that health-care costs will increase by 12.75% in 1994, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 4.25% in 2007 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. To illustrate, increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1993 by $20.2 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost $2.7 million annually.
     The weighted-average discount rate used to determine the accumulated postretirement benefit obligation was 7 percent. The expected long-term rate of return on plan assets is 8 percent.
     In March 1992, CIPS was granted rates by the Illinois commission which included its estimated postretirement costs determined on an accrual basis of accounting. CIPS' financial reporting for postretirement costs is consistent with the related rate treatment. Therefore, adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.
     The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in 1993. The new statement required the accrual of certain postemployment benefits to former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on financial position or results of operations.
                               5.  LONG-TERM DEBT

Maturities and sinking fund requirements of CIPS' long-term debt through 1998 are as follows:

                                                  Sinking Fund
                                   Maturities     Requirements       Total
                                   __________     ____________      _______
                                                 (in thousands)

1994                                $20,000           $300          $20,300
1995                                 15,000            150           15,150
1996                                      -            150              150
1997                                 58,000              -           58,000
1998                                      -              -                -

In 1993 and 1992 the sinking fund requirements were satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3 percent of the annual requirement. The utility expects to meet the 1994 requirement in the same manner.

Long-term debt outstanding at December 31, excluding maturities due within one year, was:

                                                   1993              1992
                                                  Amount            Amount
                                                  ______            ______
                                                       (in thousands)

First mortgage bonds (principal amount):
  Series J,   4 1/2% due   5/1/1994               $     -           $20,000
  Series K,   4 5/8% due   6/1/1995                15,000            15,000
  Series L,   5 7/8% due   5/1/1997                15,000            15,000
  Series N,   7 1/2% due   4/1/2001                     -            35,000
  Series P,   7 1/2% due   5/1/2002                     -            30,000
  Series      6 5/8% due   8/1/2009
    (for Newton pollution control)                  1,000             1,000
  Series W,   7 1/8% due  5/15/1999                50,000            50,000
  Series W,   8 1/2% due  5/15/2022                33,000            33,000
  Series X,   6 1/8% due   7/1/1997                43,000            43,000
  Series X,   7 1/2% due   7/1/2007                50,000            50,000
  Series Y,   6 3/4% due  9/15/2002                23,000            23,000
  Series Z,       6% due   4/1/2000                25,000                 -
  Series Z,   6 3/8% due   4/1/2003                40,000                 -
                                                  _______           _______
                                                  295,000           315,000
                                                  _______           _______

                                                   1993              1992
                                                  Amount            Amount
                                                  ______            ______
                                                       (in thousands)

Pollution control loan obligations:
  Series A,    5.85% due  10/1/2007                     -            60,000
  Series B,    6.80% due   4/1/2005                     -            17,500
  Series B,   6 7/8% due   4/1/2009                     -            17,500
  Series C,   6 5/8% due   8/1/2004                     -            20,000
  Series C,   6 3/4% due   8/1/2009                     -            15,000
  1990 Series A,    7.60% due   3/1/2014           20,000            20,000
  1990 Series B,    7.60% due   9/1/2013           32,000            32,000
  1993 Series A,   6 3/8% due   1/1/2028           35,000                 -
  1993 Series B-1, 4 3/8% due   6/1/2028           17,500                 -
  1993 Series B-2,  5.90% due   6/1/2028           17,500                 -
  1993 Series C-1,  4.20% due  8/15/2026           35,000                 -
  1993 Series C-2,  5.70% due  8/15/2026           25,000                 -
                                                  _______           _______
                                                  182,000           182,000
                                                  _______           _______

Unamortized net debt premium and discount          (2,677)           (3,300)
                                                  _______           _______
                                                 $474,323          $493,700
                                                  =======           =======

Interest rates on the 1993 Series B-1 and 1993 Series C-1 bonds will be adjusted to a then current market rate on June 1, 1998 and August 15, 1998, respectively. Interest rates on the 1993 Series B-2 and 1993 Series C-2 bonds are subject to redetermination at the option of the utility commencing June 1, 2003 and August 15, 2003, respectively.

                         6.  COMMON SHAREHOLDER'S EQUITY

Common Stock. The authorized common stock, no par value, for CIPS was 45,000,000 shares as of December 31, 1993, 1992 and 1991. All outstanding shares were exchanged with CIPS shareholders for CIPSCO Incorporated stock on October 1, 1990. Since then, CIPSCO Incorporated which holds all CIPS common shares, has been retiring CIPS shares as detailed in the table below:

Common Shares Outstanding
                                       Number of Shares Outstanding                Amounts
                                  ______________________________________  ____________________________
                                    1993          1992           1991       1993     1992      1991
                                  __________    __________    __________  ________  ________  ________
Balance, beginning of year        26,336,718    28,410,703    31,031,024  $154,532  $220,632  $287,607
Common stock retired                (884,345)   (2,073,985)   (2,620,321)  (33,250)  (66,100)  (66,950)
Other                                      -             -             -         -         -       (25)
                                  __________    __________    __________  ________  ________  ________
Balance, end of year              25,452,373    26,336,718    28,410,703  $121,282  $154,532  $220,632
                                  ==========    ==========    ==========  ========  ========  ========

Retained Earnings. CIPS is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1993, 1992 and 1991, no amount of retained earnings was restricted.

                  7.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

     CIPS has arrangements for bank lines of credit which totaled $77.9 million. CIPS compensates banks for lines of credit totaling $60 million. The bank lines of credit are for corporate purposes including the support of any commercial paper borrowings. At December 31, 1993 there were no short-term borrowings at CIPS.

                     8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1993 and 1992 of each class of financial instruments for which it is practicable to make such estimates.

Cash and Temporary Investments - The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Short-Term Borrowings - The carrying amounts approximate fair value due to their short-term maturities.

Preferred Stock - The fair value was estimated using market values provided by independent pricing services.

Long-Term Debt - The fair value was estimated using market values provided by independent pricing services.

The estimated fair value of the Company's financial instruments as of December 31, are shown below:

                                     1993                   1992
                              _________________      _________________
                              Carrying     Fair      Carrying    Fair
                               Value       Value      Value      Value
                              ________     _____     ________    _____
                                             (in thousands)

Preferred Stock               $ 80,000    $ 68,403   $ 65,000   $ 50,519
Long-Term Debt                 474,323     504,478    493,700    514,912
                                9.  INCOME TAXES

The Company adopted the liability method of accounting for deferred income taxes in compliance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993.
     Due to rate regulation, adoption of this statement had an immaterial effect on net income. However, the adoption resulted in a balance sheet reduction of $81.3 million of deferred income taxes along with corresponding balance sheet increases of $95.3 million of regulatory liabilities, net, and $14 million of plant assets. Income tax expense continues to include provisions for deferred taxes to reflect the effect of temporary differences between the time certain costs are recorded for financial reporting and when they are deducted for income tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes and a portion of the regulatory assets and liabilities are also reversed. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.
   The components of federal and state income tax provisions and investment tax credits at December 31, were:

                                           1993        1992        1991
                                         ________    ________    ________
                                                  (in thousands)

  Current - - Federal                   $ 42,422     $  6,859    $ 29,950
          - - State                        8,019         (749)      6,366
                                         _______      _______     _______
                                          50,441        6,110      36,316
                                         _______      _______     _______

  Deferred - - Federal                     1,483       26,551       5,800
           - - State                         191        7,447       1,773
                                         _______      _______     _______
                                           1,674       33,998*      7,573*
                                         _______      _______     _______

Amortization of deferred
  investment tax credits                  (3,366)      (3,336)     (3,464)
                                         _______      _______     _______
  Total                                   48,749       36,772      40,425
                                         _______      _______     _______

Nonoperating income taxes:
  Current                                  1,119        2,411       1,629
  Deferred                                  (488)         578         784
                                         _______      _______     _______
                                             631        2,989       2,413
                                         _______      _______     _______
  Total income taxes                    $ 49,380     $ 39,761    $ 42,838
                                         =======      =======     =======
                                                        1992       1991
                                                       ______     ______
                                                         (in thousands)
 *Detail of Deferred Taxes:
  Excess of tax depreciation and
    amortization over book                           $  5,566    $  7,465
  Unbilled revenues                                         -           -
  Revenue refunds                                      29,526      (6,259)
  Deferred fuel cost                                   (2,921)      2,030
  Deferred environmental site
    cleanup costs                                          62       2,243
  Alternative minimum tax credit
    carryforward                                       (4,449)          -
  Cost of removal                                       3,108         731
  Unamortized loss on reacquired debt                   3,561         (72)
  Miscellaneous                                          (455)      1,435
                                                      _______     _______
  Total                                              $ 33,998    $  7,573
                                                      =======     =======

     Reconciliations with statutory federal income tax rates at December 31
were:                                        1993       1992       1991
                                             ----       ----       ----
Effective income tax rate                    37.0%      35.4%      36.1%
Amortization of investment tax credits        2.5        3.0        2.9
Tax exempt interest and dividends              .7        1.3        1.9
Out-of-period items                          (0.1)      (0.6)      (1.8)
State income tax rate, net of federal
  income tax benefit                         (4.0)      (4.2)      (4.8)
Other, net                                   (1.1)      (0.9)      (0.3)
                                             ____       ____       ____
Statutory federal income tax rate            35.0%      34.0%      34.0%
                                             ====       ====       ====
     The components of deferred income taxes at December 31 and January 1, 1993 are:

                                      December 31, 1993       January 1, 1993
                                      _________________       _______________
                                                  (in thousands)

Accumulated deferred income tax
  liabilities related to:
  Depreciable propeprty                    $316,327               $298,089
  Investment tax credits                    (23,500)               (24,145)
  Regulatory liabilities, net               (27,423)               (37,148)
  Other                                       9,021                 11,773
                                            _______                _______
Accumulated deferred income taxes
 per balance sheet                         $274,425               $248,569
                                            =======                =======

Deferred tax assets (included in
  prepayments                              $  5,977               $  7,155
                                            =======                =======

                            10.  SEGMENTS OF BUSINESS

     CIPS is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The following is a summary of operations:

                                          Years Ended December 31,
                                     _________________________________
                                      1993          1992          1991
                                     ______        ______        ______
                                               (in thousands)
OPERATING INFORMATION

Electric operations:
  Operating revenues              $  688,849     $  595,642    $  592,669
  Operating expenses, excluding
    provision for income taxes       534,070        472,414       455,366
                                   _________      _________     _________
  Pretax operating income            154,779        123,228       137,303
                                   _________      _________     _________

Gas operations:
  Operating revenues                 145,707        133,760       117,536
  Operating expenses, excluding
    provision for income taxes       138,086        122,844       110,375
                                   _________      _________     _________
  Pretax operating income              7,621         10,916         7,161
                                   _________      _________     _________

    Total                            162,400        134,144       144,464
                                   _________      _________     _________

Plus other income and deductions       4,460         10,151        13,113
Less interest charges                 34,100         34,922        41,469
Less income taxes                     48,749         36,772        40,425
Less preferred dividends               3,718          4,549         5,396
                                   _________       ________     _________

Earnings for common stock         $   80,293     $   68,052    $   70,287
                                   =========      =========     =========

Depreciation expense:
  Electric                        $   71,876     $   68,902    $   64,880
  Gas                                  5,771          5,252         4,603
                                   _________       ________     _________

    Total                         $   77,647     $   74,154    $   69,483
                                   =========      =========     =========
INVESTMENT INFORMATION

Identifiable assets:
  Electric                        $1,459,073     $1,443,578    $1,419,036
  Gas                                177,857        188,321       157,757
  Temporary investments                2,734          2,578        94,753
  Corporate                           28,798         10,582        20,297
                                   _________       ________     _________
    Total                         $1,668,462     $1,645,059    $1,691,843
                                   =========      =========     =========

Construction expenditues:
  Electric                        $   76,956     $  103,023    $   99,004
  Gas                                 10,756         17,401        14,878
                                   _________       ________     _________
    Total                         $   87,712     $  120,424    $  113,882
                                   =========      =========     =========
                    11.  REVENUES COLLECTED SUBJECT TO REFUND

     In May 1992, the Illinois commission approved a March 18, 1992 settlement agreement that resolved a proceeding regarding the impact on the utility of the reduced federal corporate income tax rates established by the Tax Reform Act of 1986. Under terms of the agreement, $73 million, including accrued interest, was refunded to customers from July through December 1992 in complete settlement of all issues related to the proceeding.
     For the 61-month period, March 1987 through March 1992, a total of $78.4 million had been accrued for refunds. The total liability recorded by the utility exceeded the settlement agreement amount by $5.4 million resulting in a $3.3 million (net of taxes) favorable impact on earnings during 1992.

                12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fluctuations in the quarterly results are due to the seasonal nature of the electric and gas utility business.


                                     Total          Total         Earnings
                                   Operating      Operating      for Common
                                   Revenues        Income          Stock
                                   _________      _________      __________
                                               (in thousands)
Quarters
  1993
    First                          $209,548       $ 24,726       $ 15,774
    Second                          187,385         20,093         11,610
    Third                           232,104         46,204         38,172
    Fourth                          205,519         22,628         14,737

  1992
    First                           182,208         17,055         10,884
    Second                          165,104         21,859         15,634*
    Third                           187,154         38,129         29,441
    Fourth                          194,936         20,329         12,093


* Quarterly earnings reflect adjustment for settling Revenues Subject to Refund proceeding. See Note 11 to Notes to Financial Statements.
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Central Illinois Public
Service Company:

We have audited the accompanying balance sheets of CENTRAL ILLINOIS PUBLIC SERVICE COMPANY (an Illinois corporation and a wholly owned subsidiary of CIPSCO Incorporated) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Public Service Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN & CO.

Chicago, Illinois,
January 28, 1994

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by Item 10 relating to each director who is a nominee for election as director at the Company's 1994 Annual Meeting of Shareholders is to be set forth in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "proxy statement") in connection with the Company's Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the proxy statement. Information required by Item 10 relating to directors and executive officers of the Company is set forth under a separate caption in
Part I hereof.

Item 11.  Executive Compensation.

     The information required by Item 11 is to be set forth in the proxy statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive Compensation" and -- "Directors' Compensation" appearing in the proxy statement; provided, however, that no part of the information appearing under the portion of the proxy statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "Performance Graph" is deemed to be filed as part of this Form 10-K Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is to be set forth in the proxy statement. Such information is incorporated herein by reference to the material appearing under the captions "Voting Securities Beneficially Owned by Principal Holders, Directors, Nominees and Executive Officers" and "Election of Directors -- Director Information" appearing in the proxy statement.

Item 13.  Certain Relationships and Related Transactions.

     CIPS is a subsidiary of CIPSCO. At December 31, 1993, CIPSCO owned 100% of the common stock of CIPS (representing 97% of the voting shares of CIPS). There are situations where CIPS interacts with its affiliated companies through the use of shared facilities, common employees and other business relationships. In these situations, CIPS receives payment in accordance with regulatory requirements for the services provided to affiliated companies.

     Each individual who is a member of the Board of Directors of CIPSCO is also a member of the Board of Directors of CIPS. Each of the officers of CIPSCO is also an officer of CIPS.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                            Page of this
                                                             Report on
                                                             Form 10-K
                                                            ____________

(a) 1.  Financial statements (included in Item 8, Financial
      Statements and Supplementary Data):
      Statements of Income for the years ended
      December 31, 1993, 1992 and 1991. . . . . . . . . . .    126-127
      Balance Sheets - December 31, 1993 and 1992 . . . . .    128-129
      Statements of Cash Flows for the years ended
      December 31, 1993, 1992 and 1991. . . . . . . . . . .    130-131
      Statements of Retained Earnings for the years
      ended December 31, 1993, 1992 and 1991. . . . . . . .    132
      Notes to Financial Statements . . . . . . . . . . . .    133-152
      Report of Independent Public Accountants. . . . . . .    153

(a) 2.  Schedules supporting financial statements (included herein):
      Schedule V  - Property, Plant and Equipment at Original
               Cost for the years ended December 31,
               1993, 1992 and 1991 . . . . . . . . . . . .     159-161
      Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equip-
               ment for the years ended December 31,
               1993, 1992 and 1991 . . . . . . . . . . . .     162-164
      Schedule IX - Short-Term Borrowings for the years ended
               December 31, 1993, 1992 and 1991. . . . . .     165
      Schedule X  - Supplementary Income Statement Information
               for the years ended December 31, 1993,
               1992 and 1991 . . . . . . . . . . . . . . .     166

     All other schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.
                                                                   Page of this
                                                                    Report on
                                                                    Form 10-K
                                                                   ____________

(a) 3.  Exhibits

      3.01  Amended and Restated Articles of Incorporation,
          as amended, of CIPS.  (Exhibit 3.02 to
          Form 8-K, dated October 8, 1993).
          Incorporated by Reference.                                   -

      3.02  Bylaws of CIPS (Form 10-Q of the Company (1-3672),
          June 1990, Exhibit 19) Incorporated by Reference.            -

      4     Indenture of Mortgage or Deed of Trust dated October 1,
          1941, from CIPS to Continental Illinois National Bank and
          Trust Company of Chicago and Edmond B. Stofft, as
          Trustees.  (Exhibit 2.01 in File No. 2-60232.)
          Supplemental Indentures dated, respectively September 1,
          1947, January 1, 1949, February 1, 1952, September 1,
          1952, June 1, 1954, February 1, 1958, January 1, 1959,
          May 1, 1963, May 1, 1964, June 1, 1965, May 1, 1967,
          April 1, 1970, April 1, 1971, September 1, 1971, May 1,
          1972, December 1, 1973, March 1, 1974, April 1, 1975,
          October 1, 1976, November 1, 1976, October 1, 1978,
          August 1, 1979, February 1, 1980, February 1, 1986, May
          15, 1992, July 1, 1992, September 15, 1992 and April 1, 1993,
          between CIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in
          File No. 2-7341; Second Amended Exhibit 7.03 in File No.
          2-7795; Second Amended Exhibit 4.07 in File No. 2-9353;
          Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit
          4.02 in File No. 2-10944; Amended Exhibit 2.02 in File
          No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended
          Exhibit 2.02 in File No. 2-21345; Amended Exhibit 2.002 in
          File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569;
          Amended Exhibit 2.02 File No. 2-26284; Amended Exhibit 2.02
          in File No. 2-36388; Amened Exhibit 2.02 in File No. 2-39587;
          Amended Exhibit 2.02 in File No. 2-41468; Amended Exhibit
          2.02 in File No. 2-43912; Exhibit 2.03 in File No. 2-60232;
          Amended Exhibit 2.02 in File No. 2-50146; Amended Exhibit
          2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in
          File No. 2-57141; Amended Exhibit 2.04 in File No. 2-57557;
          Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a)
          in File No. 2-65914; Amended Exhibit 2.02(a) in File No.
          2-66380; and Amended Exhibit 4.02 in File No. 33-3188;
          Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit 4.02
          to Form 8-K dated July 1, 1992; Exhibit 4.02 to Form 8-K
          dated September 15, 1992; Exhibit 4.02 to Form 8-K dated
          March 30, 1993.)  Incorporated by reference.                 -
                                                                   Page of this
                                                                    Report on
                                                                    Form 10-K
                                                                   ____________

Exhibits (Continued)

10.01   Form of Deferred Compensation Agreement for Directors . . .     -
      (Exhibit 10.01 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference.

10.02   Amended Form of Deferred Compensation Agreement for . . . .   168-174
      Directors

10.03   Form of Special Executive Retirement Plan . . . . . . . . .     -
      (Exhibit 10.03 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference.

10.04   Amendment to Form of Special Executive Retirement . . . . .   175
      Plan

10.05   Form of Employment Agreement (change in control . . . . . .     -
      severance agreement)
      (Exhibit 10.05 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference.

10.06   Form of Director's Retirement Income Plan . . . . . . . . .     -
      (Exhibit 10.06 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference.

10.07   Form of Excess Benefit Retirement Plan. . . . . . . . . . .     -
      (Exhibit 10.07 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference.

10.08   Amendment to Form of Excess Benefit Retirement. . . . . . .   176
      Plan

10.09   Form of Management Incentive Plan . . . . . . . . . . . . .     -
      (Exhibit 10.09 filed with 1990 Annual Report on Form
      10-K) Incorporated by Reference.

12      Computation of Ratio of Earnings to Fixed Charges . . . . .   177

21      Subsidiaries of Registrant. . . . . . . . . . . . . . . . .   178
                                                                   Page of this
                                                                    Report on
                                                                    Form 10-K
                                                                   ____________

Exhibits (Continued)

23      Consent of Independent Public Accountants . . . . . . . . .   179

24      Powers of Attorney. . . . . . . . . . . . . . . . . . . . .   180-187

99      Description of Capital Stock. . . . . . . . . . . . . . . .   188-189

     Exhibits 10.01 through 10.09 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) hereof.

     The following instruments defining the rights of holders of certain unregistered long-term debt of CIPS have not been filed with the Securities and Exchange Commission but will be furnished upon request.
     1. Loan Agreement dated as of March 1, 1990, between CIPS and the Illinois Development Finance Authority (IDFA) in connection with the IDFA's $20,000,000 Pollution Control Revenue Refunding Bonds, 1990 Series A due March 1, 2014 and $32,000,000 Pollution Control Revenue Refunding Bonds, 1990 Series B due September 1, 2013.

     2. Loan Agreement dated January 1, 1993, between CIPS and IDFA in connection with IDFA's $35,000,000, 6-3/8% Pollution Control Revenue Refunding Bonds (Central Illinois Public Service Company Project) 1993 Series A, due January 1, 2028.

     3. Loan Agreement dated June 1, 1993, between CIPS and IDFA in connection with IDFA's $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-1 due June 1, 2028 and $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-2 due June 1, 2028.

     4. Loan Agreement dated August 15, 1993, between CIPS and IDFA in connection with IDFA's $35,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-1 due August 15, 2026 and $25,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-2 due August 15, 2026.

     5. CIPS Credit Agreement dated October 1, 1992 with various banks providing unsecured lines of credit in an aggregate amount of $60,000,000.

(b)  Reports on Form 8-K (filed during the reporting period):

     Date of Report          Item Reported
     ______________          _____________

     October 8, 1993         Item 7.  Financial Statements, Pro Forma
                             Financial Information and Exhibits.
                              Contains certain exhibits filed in
                              connection with the Registration Statements of CIPS (Registration Nos. 33-59674 and 33-50349) which became effective March 29, 1993 and September 30, 1993, respectively.

(c)  Reports on Form 8-K (filed subsequent to the reporting period):

     None.

Schedule V
                                                                                                                 SCHEDULE V
                                                                                                                 (1 of 3)

                                                 CENTRAL ILLINOIS PUBLIC COMPANY

                                       PROPERTY, PLANT AND EQUIPMENT AT ORIGINAL COST (a)
                                                  YEAR ENDED DECEMBER 31, 1993
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A                            Column B       Column C         Collumn D        Column E        Column F
                                                                                                 Transfers and
                                                                                 Retirements     Amortization
                                                   Balance      Additions        or Sales at          of            Balance
     Classification of Property                 Dec. 31, 1992    at Cost           Cost(b)       Franchises(c)   Dec. 31, 1993
     __________________________                 _____________  ___________       ___________     _____________   _____________

ELECTRIC UTILITY PLANT:
  Electric utility plant in service--
    Intangible. . . . . . . . . . . . . . . .   $       51     $        -        $         -     $       -       $       51
    Production. . . . . . . . . . . . . . . .    1,146,088         27,619              9,771         8,400        1,172,336
    Transmission. . . . . . . . . . . . . . .      291,519         26,147                962         2,790          319,494
    Distribution. . . . . . . . . . . . . . .      423,998         36,813              3,698         1,800          458,913
    General . . . . . . . . . . . . . . . . .       87,450          9,825              2,139          (289)          94,847
  Electric plant held for future use. . . . .        1,217              -                  -             -            1,217
  Construction work in progress . . . . . . .       41,638         17,150                  -             -           58,788
  Completed construction not classified . . .      165,999        (40,598)                 -             -          125,401
                                                 _________      _________         __________      ________         _________
     Total electric utility plant . . . . . .    2,157,960         76,956             16,570        12,701         2,231,047
                                                 _________      _________         __________      ________         _________

GAS UTILITY PLANT:
  Gas utility plant in service--
    Intangible. . . . . . . . . . . . . . . .           40              -                  -             -                40
    Production. . . . . . . . . . . . . . . .        1,153             20                  3             -             1,170
    Storage . . . . . . . . . . . . . . . . .       19,338             12                  1             -
   19,349
    Transmission. . . . . . . . . . . . . . .       33,685          3,099                  4           105            36,885
    Distribution. . . . . . . . . . . . . . .      113,273         15,074                454         1,180           129,073
    General . . . . . . . . . . . . . . . . .        8,765            991                384            39             9,411
  Gas plant held for future use . . . . . . .           37              -                  -             -                37
  Construction work in progress . . . . . . .        3,581         (1,265)                 -             -             2,316
  Completed construction not classified . . .       19,418         (7,175)                 -             -            12,243
                                                 _________      _________         __________      ________         _________
     Total gas utility plant. . . . . . . . .      199,290         10,756                846         1,324           210,524
                                                 _________      _________         __________      ________         _________
     Total utility plant. . . . . . . . . . .   $2,357,250     $   87,712        $    17,416     $  14,025        $2,441,571
                                                 =========      =========         ==========      ========         =========


_________________________

(a)  Reference is made to Note 1 to Financial Statements.
(b)  Represents retirements charged to accumulated depreciation (Schedule VI).
(c)  Represents land and buildings transferred to other physical property, amortization of franchises, plant acquisition adjustments and the effect of adjustment as a result of adopting SFAS No. 109, "Accounting for Income Taxes".  (See Notes 1
     and 9 to Financial Statements.)







= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                 SCHEDULE V
                                                                                                                  (2 of 3)

                                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                       PROPERTY, PLANT AND EQUIPMENT AT ORIGINAL COST (a)
                                                  YEAR ENDED DECEMBER 31, 1992
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A                            Column B       Column C         Collumn D        Column E        Column F
                                                                                                 Transfers and
                                                                                 Retirements     Amortization
                                                   Balance      Additions        or Sales at          of            Balance
     Classification of Property                 Dec. 31, 1991    at Cost           Cost(b)       Franchises(c)   Dec. 31, 1992
     __________________________                 _____________  ___________       ___________     _____________   _____________


ELECTRIC UTILITY PLANT:
  Electric utility plant in service--
    Intangible. . . . . . . . . . . . . . . .   $       52     $        -        $        -      $      (1)      $       51
    Production. . . . . . . . . . . . . . . .    1,141,535          7,275              2,722             -        1,146,088
    Transmission. . . . . . . . . . . . . . .      288,202          4,782              1,556            91          291,519
    Distribution. . . . . . . . . . . . . . .      395,394         33,849              5,110          (135)         423,998
    General . . . . . . . . . . . . . . . . .       83,833          7,699              4,071           (11)          87,450
  Electric plant held for future use. . . . .        1,217              -                  -             -            1,217
  Construction work in progress . . . . . . .       56,708        (15,070)                 -             -           41,638
  Completed construction not classified . . .       87,928         78,071                  -             -          165,999
                                                 _________      _________         __________      ________        _________
     Total electric utility plant . . . . . .    2,054,869        116,606             13,459           (56)       2,157,960
                                                 _________      _________         __________      ________        _________

GAS UTILITY PLANT:
  Gas utility plant in service--
    Intangible. . . . . . . . . . . . . . . .           40              -                  -             -               40
    Production. . . . . . . . . . . . . . . .        1,216              -                 63             -            1,153
    Storage . . . . . . . . . . . . . . . . .       15,163          4,177                  2             -           19,338
    Transmission. . . . . . . . . . . . . . .       33,001            711                 26            (1)          33,685
    Distribution. . . . . . . . . . . . . . .      106,664          7,280                671             -          113,273
    General . . . . . . . . . . . . . . . . .        7,880          1,561                686            10            8,765
  Gas plant held for future use . . . . . . .           37              -                  -             -               37
  Construction work in progress . . . . . . .        1,774          1,807                  -             -            3,581
  Completed construction not classified . . .       13,390          6,028                  -             -           19,418
                                                 _________      _________         __________      ________        _________
     Total gas utility plant. . . . . . . . .      179,165         21,564              1,448             9          199,290
                                                 _________      _________         __________      ________        _________
     Total utility plant. . . . . . . . . . .   $2,234,034     $  138,170        $    14,907     $     (47)      $2,357,250
                                                 =========      =========         ==========      ========        =========

_________________________

(a)  Reference is made to Note 1 to Financial Statements.
(b)  Represents retirements charged to accumulated depreciation (Schedule VI).
(c)  Represents land and buildings transferred to other physical property, amortization of franchises and plant acquisition adjustments.







= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                                                                                 SCHEDULE V
                                                                                                                  (3 of 3)

                                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                       PROPERTY, PLANT AND EQUIPMENT AT ORIGINAL COST (a)
                                                  YEAR ENDED DECEMBER 31, 1991
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A                            Column B       Column C         Collumn D        Column E        Column F
                                                                                                 Transfers and
                                                                                 Retirements     Amortization
                                                   Balance      Additions        or Sales at          of            Balance
     Classification of Property                 Dec. 31, 1990    at Cost           Cost(b)       Franchises(c)   Dec. 31, 1991
     __________________________                 _____________  ___________       ___________     _____________   _____________


ELECTRIC UTILITY PLANT:
  Electric utility plant in service--
    Intangible. . . . . . . . . . . . . . . .   $       52     $        -        $        -      $       -       $       52
    Production. . . . . . . . . . . . . . . .    1,138,222          6,794              3,483             2        1,141,535
    Transmission. . . . . . . . . . . . . . .      258,482          3,437                766            49          288,202
    Distribution. . . . . . . . . . . . . . .      380,381         18,449              3,430            (6)         395,394
    General . . . . . . . . . . . . . . . . .       77,718          8,474              2,313           (46)          83,833
  Electric plant held for future use. . . . .        1,294            231                  -          (308)           1,217
  Construction work in progress . . . . . . .       34,752         21,956                  -             -           56,708
  Completed construction not classified . . .       48,266         39,662                  -             -           87,928
                                                 _________      _________         __________      ________        _________
     Total electric utility plant . . . . . .    1,966,167         99,003              9,992          (309)       2,054,869
                                                 _________      _________         __________      ________        _________

GAS UTILITY PLANT:
  Gas utility plant in service--
    Intangible. . . . . . . . . . . . . . . .           40              -                  -             -               40
    Production. . . . . . . . . . . . . . . .        1,217              -                  -            (1)           1,216
    Storage . . . . . . . . . . . . . . . . .       15,126             40                  3             -           15,163
    Transmission. . . . . . . . . . . . . . .       32,929            134                 62             -           33,001
    Distribution. . . . . . . . . . . . . . .      102,236          5,253                830             -          106,664
    General . . . . . . . . . . . . . . . . .        7,468          1,167                731             5            7,880
  Gas plant held for future use . . . . . . .           41              -                  -           (24)              37
  Construction work in progress . . . . . . .        2,439           (665)                 -            (4)           1,774
  Completed construction not classified . . .        4,440          8,950                  -             -           13,390
                                                 _________      _________         __________      ________        _________
     Total gas utility plant. . . . . . . . .      165,936         14,879              1,626           (24)         179,165
                                                 _________      _________         __________      ________        _________
     Total utility plant. . . . . . . . . . .   $2,132,103     $  113,882        $    11,618     $    (333)      $2,234,034
                                                 =========      =========         ==========      ========        =========

_________________________

(a)  Reference is made to Note 1 to Financial Statements.
(b)  Represents retirements charged to accumulated depreciation (Schedule VI).
(c)  Represents land and buildings transferred to other physical property, amortization of franchises and plant acquisition adjustments.







= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                                                                                 SCHEDULE VI
                                                                                                                  (1 of 3)

                                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                                  PROPERTY, PLANT AND EQUIPMENT
                                                  YEAR ENDED DECEMBER 31, 1993
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A            Column B                   Column C                        Column D              Column E
                                                           Additions(a)                    Deduction(a)
                                                   _____________________________      ______________________
                                   Balance            Charged        Charged          Retirements   Cost of         Balance
     Description                Dec. 31, 1992      to Income(b)   Other Accounts        at Cost     Removal      Dec. 31, 1993
     ___________                _____________      ____________   ______________      ___________   ________     _____________

Electric . . . . . . . . . .      $882,353           $ 69,229       $  7,328           $ 16,570     $  5,998      $  936,342
Gas. . . . . . . . . . . . .        79,066              5,273            783                846          521          83,755
                                   _______            _______        _______            _______      _______       _________
     Total . . . . . . . . .      $961,419           $ 74,502       $  8,111(c)        $ 17,416     $  6,519      $1,020,097
                                   =======            =======        =======            =======      =======       =========

_________________________

(a)  Reference is made to Note 1 to Financial Statements.

                                                                                      Electric        Gas         Total
                                                                                      _________     ________     _______

(b)  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . .           $ 71,876      $  5,771     $ 77,647
     Amortization of major systems development, roads and rights-of-way . .             (2,647)         (498)      (3,145)
                                                                                       _______       _______      _______
                                                                                      $ 69,229      $  5,273     $ 74,502
                                                                                      =======        =======      =======
(c)  Depreciation charged to clearing and other accounts. . . . . . . . . . . .                                  $  3,672
     Salvage and miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .                                     4,439
                                                                                                                  _______
                                                                                                                 $  8,111
                                                                                                                  =======





















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                 SCHEDULE VI
                                                                                                                  (2 of 3)

                                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                                  PROPERTY, PLANT AND EQUIPMENT
                                                  YEAR ENDED DECEMBER 31, 1992
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A            Column B                   Column C                        Column D              Column E
                                                           Additions(a)                    Deduction(a)
                                                   _____________________________      ______________________
                                   Balance            Charged        Charged          Retirements   Cost of         Balance
     Description                Dec. 31, 1991      to Income(b)   Other Accounts        at Cost     Removal      Dec. 31, 1992
     ___________                _____________      ____________   ______________      ___________   ________     _____________

Electric . . . . . . . . . .      $825,452           $ 66,345       $  9,713           $ 13,459     $  5,698       $882,353
Gas. . . . . . . . . . . . .        75,175              4,791            580              1,448           32         79,066
                                   _______            _______        _______            _______      _______        _______
     Total . . . . . . . . .      $900,627           $ 71,136       $ 10,293(c)        $ 14,907     $  5,730       $961,419
                                   =======            =======        =======            =======      =======        =======

_________________________

(a)  Reference is made to Note 1 to Financial Statements.

                                                                                      Electric         Gas         Total
                                                                                      ________       _______      _______

(b)  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 68,902      $  5,252     $ 74,154
     Amortizatin of major systems development, roads and rights-of-way. . . . .         (2,557)         (461)      (3,018)
                                                                                       _______       _______      _______
                                                                                      $ 66,345      $  4,791     $ 71,136
                                                                                       =======       =======      =======
(c)  Depreciation charged to clearing and other accounts. . . . . . . . . . . .                                  $  3,198
     Salvage and miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .                                     7,095
                                                                                                                  _______
                                                                                                                 $ 10,293
                                                                                                                  =======





















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
                                                                                                                 SCHEDULE VI
                                                                                                                  (3 of 3)

                                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                                  PROPERTY, PLANT AND EQUIPMENT
                                                  YEAR ENDED DECEMBER 31, 1991
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


              Column A            Column B                   Column C                        Column D              Column E
                                                           Additions(a)                    Deduction(a)
                                                   _____________________________      ______________________
                                   Balance            Charged        Charged          Retirements   Cost of         Balance
     Description                Dec. 31, 1990      to Income(b)   Other Accounts        at Cost     Removal      Dec. 31, 1991
     ___________                _____________      ____________   ______________      ___________   ________     _____________

Electric . . . . . . . . . .      $774,242           $ 63,310       $  4,912           $  9,992     $  7,020       $825,452
Gas. . . . . . . . . . . . .        71,948              4,475            680              1,626          302         75,175
                                   _______            _______        _______            _______      _______        _______
     Total . . . . . . . . .      $846,190           $ 67,785       $  5,592(c)        $ 11,618     $  7,322       $900,627
                                   =======            =======        =======            =======      =======        =======

_________________________

(a)  Reference is made to Note 1 to Financial Statements.

                                                                                      Electric         Gas         Total
                                                                                      ________       _______      _______

(b)  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 64,880      $  4,603     $ 69,483
     Amortizatin of major systems development, roads and rights-of-way. . . . .         (1,570)         (128)      (1,698)
                                                                                       _______       _______      _______
                                                                                      $ 63,310      $  4,475     $ 67,785
                                                                                       =======       =======      =======
(c)  Depreciation charged to clearing and other accounts. . . . . . . . . . . .                                  $  2,872
     Salvage and miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .                                     2,720
                                                                                                                  _______
                                                                                                                 $  5,592
                                                                                                                  =======





















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                                                                                 SCHEDULE IX


                                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                                      SHORT-TERM BORROWINGS

                                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                         (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


        Column A               Column B            Column C              Column D             Column E              Column F

                                                   Weighted                                Average Amount           Weighted
                                               Average Interest       Maximum Amount        Outstanding         Average Interest
                             Balance at            Rate at            Outstanding at         During the           Rate During
        Catetory             End of Year         End of Year          Any Month-End           Year(a)             the Year(a)
        ________             ___________       _________________      ______________       ______________       ________________

1993:
_____
   Commercial Paper . . .           -                   -                $10,397                $1,992               3.38%

1992:
_____
   Commercial Paper . . .     $17,393                3.45%               $17,393                $   59               3.46%

1991:
_____

None


__________________________

(a)  Computed on a daily weighted average basis.























= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                                   SCHEDULE X


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (in thousands)


= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =
            Column A                                  Column B

                                             Charged to Costs and Expenses
                                             _____________________________
                                               1993      1992       1991
                                               ____      ____       ____

Taxes other than income taxes:
  Real estate . . . . . . . . . . . . . .    $  7,517  $  7,055   $  7,301
  Invested capital. . . . . . . . . . . .       8,876     8,888      8,989
  Gross receipts and public utility . . .      30,961    27,207     30,150
  Payroll . . . . . . . . . . . . . . . .       6,980     7,617      6,960
  Other . . . . . . . . . . . . . . . . .         433       339        536
                                              _______   _______    _______

                                             $ 54,767  $ 51,106   $ 53,936
                                              =======   =======    =======

     The amounts charged to the respective accounts for royalties, advertising, and depreciation and amortization of intangible assets, preoperating costs and similar deferrals each aggregated less than one percent of total revenues.















= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                     (Registrant)


                                      By            C. L. GREENWALT
                                         _____________________________________
                                                    C. L. Greenwalt
                                         President and Chief Executive Officer
Date:  March 10, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                             Title

Principal Executive Officer:


C. L. GREENWALT                  President and Chief Executive Officer
                                   and Director

Principal Financial Officer:


R. W. JACKSON                    Senior Vice President and Secretary, Director
                                   and as Attorney-in-Fact*

Principal Accounting Officer:


J. C. FIAUSH                     Controller

WILLIAM J. ALLEY*                Director
ROBERT S. ECKLEY*                Director
JOHN L. HEATH*                   Director
GORDON R. LOHMAN*                Director
HANNE M. MERRIMAN*               Director
DONALD G. RAYMER*                Director
THOMAS L. SHADE*                 Director
JAMES W. WOGSLAND*               Director

Date:  March 10, 1994

                                        EXHIBIT 10.02
                      A G R E E M E N T


     This AGREEMENT made this_______ day of _____________, 19__, by and between CENTRAL ILLINOIS PUBLIC SERVICE COMPANY, an Illinois corporation (hereinafter called the "Company"), and ____________________________
(hereinafter called the "Director").

                            WITNESSETH:

          WHEREAS, the Director is a member of the Board of Directors of the Company; and

          WHEREAS, the Company and the Director desire to enter into this Agreement with respect to compensation to accrue to the Director as a member of the Board of Directors commencing __________, 19__ (the "Effective Date");

          NOW, THEREFORE, in consideration of the covenants and agreements hereinafter set forth it is agreed:

     1. The Director shall serve diligently and honestly in the administration of the affairs of the Company during his or her service as a director.

     2. As compensation for the services to be rendered by the Director to the Company, the Company shall set up on its books an account in the name of the Director to which shall be accrued, commencing with the Effective Date and continuing for the period that compensation is to be accrued hereunder, the amounts provided in subparagraphs (a) and (b) hereof.

     (a) There shall be accrued to the account amounts equivalent to such amounts as the Director would have received as a director of the Company as compensation for the services rendered by the Director but for this Agreement, such accruals to commence as of the respective dates payment of such amounts would have been made by the Company.

     (b) There shall be accrued an additional amount equivalent to such amounts as would have been available if the amount accrued to the account were invested in CIPSCO Incorporated Common Stock at the closing price as reported in the listing of the New York Stock Exchange - Composite Transactions for the trading day coincident with or next following the date payment would have been made to the Director but for this Agreement, including subsequent cash dividends on the shares of Common Stock treated as credited to the Director's account. Such cash dividends shall be treated as automatically reinvested in CIPSCO Incorporated Common Stock at the closing price as reported in the listing of the New York Stock Exchange - Composite Transactions for the trading day concident with or next following the applicable dividend payment date. Adjustments of the value of the account for appreciation or depreciation in the market value of shares of Common Stock deemed to be so held will be made on any applicable valuation date using the closing price as reported in the listing of the New York Stock Exchange - Composite Transactions.

     3. The amount accrued to the Director's account shall be paid over in accordance with the provisions of this paragraph 3.

     (a) Commencing with the last day of the calendar quarter in which the Director shall have retired as a director of the Company and its affiliates, the Company shall pay, or commence to pay, to the Director in cash the amount accrued to his or her account as of such date.

          The manner of payment shall be in accordance with Payment Method 1 below or Payment Method 2 below, whichever the Director designates at the end of this Agreement as the method of payment; provided, however, that the Director may elect from time to time to change as of any January 1 his or her payment designation by filing an appropriate written direction with the Company prior to the January 1st as which the change is to be effective. A change in payment designation, however, shall only be effective with respect to amounts to be accrued to the Director's account attributable to years of service commencing on or after the effective date of such change for which compensation is accrued under Paragraph 2(a) of this Agreement. A payment designation shall be irrevocable with respect to amounts accrued to the Director's account that are attributable to years of service commencing prior to such January 1st during which the payment designation was in effect.

          Payment Method 1 --

                The portion of the Director's account covered by this Payment Method 1 shall be paid over in equal quarterly installments, the number of which shall be the lesser of
                (i) 20 or (ii) the number of calendar quarters during which compensation was accrued under this Agreement and under any similar agreement with the Company or an affiliate of the Company (but not counting any such calendar quarter more than once). In addition, the Company shall pay to the Director quarterly an amount equivalent to interest on the balance of such portion of his or her account from time to time unpaid, at a rate, in respect of each quarterly payment, equal to the rate of interest obtained at the auction of six month United States Treasury Bills taking place nearest to the first day of the calendar quarter for which the payment is made.

          Payment Method 2 --

                The portion of the Director's account covered by this Payment Method 2 shall be paid over in one of the following methods as the Company, in its sole discretion, shall determine prior to the Director's retirement after consultation with the Director:

          (i)   By payment in a lump sum, or

          (ii) By payment in equal quarterly installments, the number of which shall be the lesser of (i) 20 or (ii) the number of calendar quarters during which compensation was accrued under this Agreement and under any similar agreement with the Company or an affiliate of the Company (but not counting any such calendar quarter more than once). In addition, the Company shall pay to the Director quarterly an amount equivalent to interest on the balance of such portion of his or her account from time to time unpaid at a rate, in respect of each quarterly payment, equal to the rate of interest obtained at the auction of six month United States Treasury Bills taking place nearest to the first day of the calendar quarter for which the payment is made.

          (b) Upon the death of the Director prior to complete distribution of the amount accrued to his or her account, any undistributed amount shall be paid in cash in a lump sum to such beneficiaries and in such proportions among them as the Director shall have designated in the latest instrument in writing filed by the Director with the Company. If there shall be no beneficiary designated or in existence at the Director's death, any undistributed amount shall be paid to the executor or administrator of the Director's estate. If the death of the Director occurs prior to retirement, the amount to be distributed shall be based on the value of his or her account as of the last day of the calendar quarter in which death occurs.

     4. The Director, by filing an appropriate written direction with the Company prior to January 1 of any calendar year, may have the amounts payable for service referred to in paragraph 2 subsequent to such January 1 paid in cash. Any such direction shall be effective with respect to all future calendar years until revoked by the Director filing an appropriate written direction with the Company prior to January 1 of any calendar year to the have the amounts payable for such services subsequent to January 1 accrued hereunder.

     5. The Director shall have no power to commute, encumber, sell or otherwise dispose of the rights provided herein and such rights shall be non-assignable and non-transferable.

     6. This Agreement shall be binding upon and inure to the benefit of the Director, his heirs, executors and administrators, and the Company, its successors and assigns.

     7. All amounts payable under this Agreement shall be paid by the Company from its general assets. No trust fund or other fund shall be created or held for the financing of such amounts.

     8. Attached hereto and incorporated herein are the Elections of Director, dated the date hereof, made under this Agreement. Such elections are hereby acknowledged by the Company.








          IN WITNESS WHEREOF, the parties have signed this Agreement on the day and year first above written.


          CENTRAL ILLINOIS PUBLIC SERVICE COMPANY



          By______________________________

ATTEST:


________________________
     Secretary



          _____________________________________
                          Director

                                ELECTIONS



INSTRUCTION:  CHECK APPROPRIATE BOXES AND FILL IN BLANKS.



1.      Payment Method Under Paragraph 3:

            Subject to my right to change my payment designation to the extent provided in Paragraph 3 of the Agreement, I designate the following method for payment of amounts accrued to my account under the Agreement:

                      /  /      Payment Method 1

                      /  /      Payment Method 2


2.      Beneficiary:

            My beneficiary(ies) are as indicated on the attached
            "Designation of Beneficiary."



Name of
Director ________________________


Date _________________________*



* Date as of date Agreement is signed, same date as in caption on page 1.

_______________________________    _____________________________

     Name of Director                          Account No.

                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                       DEFERRED COMPENSATION AGREEMENT

                            _______________________

                            DESIGNATION OF BENEFICIARY

        1. Pursuant to the provisions of the Deferred Compensation Agreement ("Agreement") between Central Illinois Public Service Company and me, dated _______________, 19___, I hereby designate the following as the beneficiary(ies) to whom the entire undistributed amount accrued to my account under the Agreement shall be paid in the event of my death:


                   Address
                (Street, City,                 Birth    Perct. of
Full Name       State & Zip Code) Relationship  Date Distribution
______________  _________________ ____________  ____ ____________
______________  _________________ ____________  ____ ____________

______________  _________________ ____________  ____ ____________
______________  _________________ ____________  ____ ____________


I have designated above more than one beneficiary, payment of such undistributed amount shall be made to the beneficiary(ies) surviving me in the percentage indicated; provided, however, if any beneficiary shall not survive me, such beneficiary's share shall be paid to the beneficiaries(ies) who do survive me pro-rata based on the percentages indicated.

        2.If no beneficiary designated above survives me, I hereby designate the following contingent beneficiary(ies) to whom the entire undistributed amount accrued to my account under the Agreement shall be paid in the event of my death:

                  Address
               (Street, City,                Birth   Perct. of
Full Name    State & Zip Code)  Relationship  Date  Distribution
____________ _________________ _____________ ______ ____________
____________ _________________ _____________ ______ ____________

____________ _________________ _____________ ______ ____________
____________ _________________ _____________ ______ ____________


     If I have designated above more than one contingent beneficiary, payment of such undistributed amount shall be made to the contingent beneficiary(ies) surviving me in the percentage indicated; provided, however, if any beneficiary shall not survive me, such beneficiary's share shall be paid to the beneficiary(ies) who do survive me pro-rata based on the percentages indicated.

     3. I hereby revoke any previous beneficiary designations made by me with respect to the Agreement.

     IN WITNESS WHEREOF, I have signed this designation in duplicate this ______________ day of ____________, 19____.


____________________________________
     Signature of Director

     The foregoing is in accordance with our records.

                 CENTRAL ILLINOIS PUBLIC SERVICE COMPANY


                 By _______________________________

                              EXHIBIT 10.04

                       AMENDMENT NO. 3 TO
             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                SPECIAL EXECUTIVE RETIREMENT PLAN



     The Central Illinois Public Service Company Special Executive Retirement Plan, as heretofore amended (the "Plan"), is hereby further amended, effective as of December 1, 1993, in the following respect:
          1. By adding to Article III of the Plan a new paragraph L. after paragraph K. as follows:
          "L. VESTED BENEFIT - Each employee of an Employer on December 31, 1993 who is eligible to take normal or early retirement under the Retirement Income Plan and who on such retirement would be an eligible participant as defined in Article I shall be fully vested in his Accrued Benefit under the Plan as of December 31, 1993 subject to the terms and conditions of the Plan. For this purpose, "Accrued
          Benefit" means the amount of monthly benefit to which such employee would be entitled under Article
          II of the Plan if he terminated his employment with the Company and its affiliates as of December 31, 1993. Such employee's Accrued Benefit shall also include the amount of monthly benefit to which the employee's Eligible Spouse would be entitled following his death."

          IN WITNESS WHEREOF, Central Illinois Public Service Company has executed this instrument this _7th_ day of December, 1993.
                         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY


                         By: _______/s/Clifford L. Greenwalt_____
                                        President

[CORPORATE SEAL]

ATTEST:

_/s/Craig D. Nelson___
  Assistant Secretary
                                   EXHIBIT 10.08


                                  AMENDMENT NO. 1 TO
                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  EXCESS BENEFIT PLAN

             (As Amended And Restated Effective As Of October 1, 1990)


          The Central Illinois Public Service Company Excess Benefit Plan (As Amended And Restated Effective As Of October 1, 1993), (the "Plan"), is hereby further amended, effective as of December 1, 1993, in the following respect:
          1. By adding to Article II of the Plan a new paragraph L. after paragraph K. as follows:
               "L. VESTED BENEFIT - Each participant in the Basic Plan who is an employee of the Company on December 31, 1993 shall be fully vested in his Accrued Benefit under the Excess Benefit Plan as of December 31, 1993 subject to the terms and conditions of the Excess Benefit Plan. For this purpose, "Accrued Benefit" means the amount of monthly benefit to which a participant in the Basic Plan would be entitled under
          Article I of the Excess Benefit Plan if he terminated his employment with the Company and its affiliates as of December 31, 1993. A participant's Accrued Benefit shall also include the amount of monthly benefit to which the participant's Eligible Spouse would be entitled following his death."

          IN WITNESS WHEREOF, Central Illinois Public Service Company has executed this instrument this _7TH_ day of December, 1993.
                         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY



                         By:  _____/s/Clifford L. Greenwalt______
                                        President

[CORPORATE SEAL]

ATTEST:

___/s/Craig D. Nelson____
   Assistant Secretary













Exhibit 12
                                                                                                                   Exhibit 12

                                              CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                         COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                            FOR THE FIVE YEARS ENDED DECEMBER 31, 1993
                                                          (in thousands)

 = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                    1993           1992              1191            1990             1989
                                                 ___________    ___________       ___________     ___________      ___________
Net income. . . . . . . . . . . . . . . . . . .  $ 84,011       $ 72,601(c)       $ 75,683(c)     $ 71,562(c)      $ 71,222(c)

Add--Federal and state income taxes:
  Current (a) . . . . . . . . . . . . . . . . .    50,441          6,110            36,316          39,380           45,464
  Deferred (net). . . . . . . . . . . . . . . .     1,674         33,998             7,573          (2,964)          (2,774)
  Investment tax credit amortization. . . . . .    (3,366)        (3,336)           (3,464)         (3,306)          (3,288)
  Income tax applicable to nonoperating
    activities. . . . . . . . . . . . . . . . .       631          2,989             2,413           2,986            3,246
  Income tax applicable to provision
    for prior period revenue refunds. . . . . .         -              -                 -               -           (7,465)
                                                  _______        _______           _______         _______          _______
                                                   49,380         39,761            42,838          36,096           35,183
                                                  _______        _______           _______         _______          _______
Net income before income taxes. . . . . . . . .   133,391        112,362           118,521         107,658          106,405
                                                  _______        _______           _______         _______          _______

Add--Fixed charges
  Interest on long-term debt (b). . . . . . . .    32,823         35,534            36,652          36,589           36,604
  Interest on provision for revenue refunds . .         -           (803)            4,261           3,396            3,432
  Other interest. . . . . . . . . . . . . . . .       479            392             1,231           1,070            1,052
  Amortization of net debt premium and
    discount (b). . . . . . . . . . . . . .         1,598            863               338             326              290
                                                  _______        _______           _______         _______          _______
                                                   34,900         35,986            42,482          41,381           41,378
                                                  _______        _______           _______         _______          _______
Earnings as defined . . . . . . . . . . . . .    $168,291       $148,348          $161,003        $149,039         $147,783
                                                  =======        =======           =======         =======          =======

Ratio of earnings to fixed charges. . . . . .        4.82           4.12              3.79            3.60             3.57

Earnings required for preferred dividends:
  Preferred stock dividends . . . . . . . . . .  $  3,718          4,549             5,396           5,617            5,856
  Adjustment to pre-tax basis . . . . . . . . .     2,185          2,491             3,054           2,833            2,893
                                                  _______        _______           _______         _______          _______
                                                 $  5,903          7,040             8,450           8,450            8,749
                                                  _______        _______           _______         _______          _______
Fixed charges plus preferred stock
  dividend requirements . . . . . . . . . . .    $ 40,803         43,026            50,932          49,831           50,127
                                                  =======        =======           =======         =======          =======

Ratio of Earnings to fixed charges plus
  preferred stock dividend requirements . . .        4.12           3.45              3.16            2.99             2.95

_________________________

(a)  Federal portion and state portion are shown separately in Notes to Financial Statements.
(b)  Combined as interest charges on long-term debt on Statements of Income.
(c)  Includes revenues collected subject to refund as discussed in Note 11 to Financial Statements.





= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

                                                                    Exhibit 21











                     Central Illinois Public Service Company

                           Subsidiaries of Registrant



                                              State or Jurisdiction
                    Subsidiary                  of Incorporation
                    __________                _____________________


          Illinois Steam Inc.                 Illinois

          CIPS Energy Inc.                    Illinois

          Electric Energy, Inc.*              Illinois
              *Central Illinois Public Service
               Company owns 20% of the common
               stock of EEI.
                                                                    Exhibit 23


















                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    _________________________________________




As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into Central Illinois Public Service Company's previously filed Registration Statements File Nos. 33-29384, 33-31475, 33-59674, and 33-50349 and CIPSCO Incorporated's previously filed Registration Statement File No. 33-32936.



                                               ARTHUR ANDERSEN & CO.

Chicago, Illinois,
March 10, 1994
               Exhibit 24


                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/William J. Alley
                                        _______________________________ (SEAL)
                                               William J. Alley


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/Robert S. Eckley
                                        _______________________________ (SEAL)
                                               Robert S. Eckley


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                              /s/John L. Heath
                                        _______________________________ (SEAL)
                                                 John L. Heath


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/Gordon R. Lohman
                                        _______________________________ (SEAL)
                                               Gordon R. Lohman


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/Hanne M. Merriman
                                        _______________________________ (SEAL)
                                               Hanne M. Merriman


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/Donald G. Raymer
                                        _______________________________ (SEAL)
                                               Donald G. Raymer


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/Thomas L. Shade
                                        _______________________________ (SEAL)
                                               Thomas L. Shade


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995

                                POWER OF ATTORNEY
                                _________________



     The undersigned, as a director of Central Illinois Public Service Company, does hereby constitute and appoint C. L. Greenwalt and R. W. Jackson, and each of them, his or her true and lawful attorneys and agents, each with full power and authority (acting alone and without the other) to execute in the name and on behalf of the undersigned, in his or her capacity, the Central Illinois Public Service Company Annual Report on Form 10-K for 1993, and any amendments thereto, to be filed under the Securities Exchange Act of 1934, as amended; hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises; and hereby ratifying and confirming all that such attorneys and agents, or either of them, may do or cause to be done by virtue of this Power of Attorney.

     IN WITNESS WHEREOF, I have hereunto set my hand and seal this 7th day of December, 1993.



                                            /s/James W. Wogsland
                                        _______________________________ (SEAL)
                                               James W. Wogsland


Subscribed and sworn to
before me this 7th day
of December, 1993.


   /s/Janet K. Cooper
_________________________
      Notary Public

My commission expires:

March 27, 1995


                                                                    Exhibit 99

                          DESCRIPTION OF CAPITAL STOCK

     General. The authorized capital stock of Central Illinois Public Service Company (the "Company") consists of 2,000,000 shares of Cumulative Preferred Stock, par value $100 per share, issuable in series, of which 800,000 shares are outstanding; 2,600,000 shares of Cumulative Preferred Stock without par value, issuable in series, of which no shares are outstanding (both such classes of preferred stock being hereinafter collectively referred to as the "Preferred Stock"); and 45,000,000 shares of Common Stock without par value of which 25,452,373 shares were outstanding (all of which were held by CIPSCO) at December 31, 1993.

     The following statements, unless the context otherwise indicates, are brief summaries of the substance or general effect of certain provisions of the Company's Restated and Amended Articles of Incorporation, as amended, and the reslutions establishing series of Preferred Stock (collectively, the "Articles"), and of its Mortgage Indenture securing its outstanding First Mortgage bonds. Such statements make use of defined terms and are not complete; they are subject to all the provisions of the Articles or the Mortgage Indenture, as the case may be.

     Dividend Rights.  Whenever dividends on all outstanding shares of the
Preferred Stock of all series for all previous quarter-yearly dividend periods and the current quarter-yearly dividend period shall have been paid or declared and set apart for payment, and whenever all amounts required to be set aside for any sinking fund for the redemption or purchase of shares of the
Preferred Stock for all previous periods or dates shall have been paid or set aside, and subject to the limitations summarized below, the Board of Directors may declare dividends on the Common Stock out of any surplus or net profits of the Company legally available for the purpose.  Currently, none of the series of the Preferred Stock have a sinking fund for the redemption or purchase of shares of such series.  The Mortgage Indenture provides, in effect, that the
Company will not declare or pay any dividends (other than in stock) on Common
Stock, or make any other distribution on or purchase any Common Stock, unless the total amount charged or provided for maintenance, repairs and depreciation of the mortgaged properties subsequent to December 31, 1940, plus the surplus earned during the period and remaining after any such dividend, distribution or purchase, shall equal at least 15% of the Company's total utility operating revenues for the period, after deducting from such revenues the cost of electricity and gas purchased for resale.  The Articles provide in effect that, so long as any Preferred Stock is outstanding, the total amount of all dividends or other distributions on Common Stock (other than in stock) that may be paid, and purchases of Common Stock that may be made, during any 12-
month period shall not exceed (a) 75% of the Company's net income (as defined)
for the 12-month period next preceding each such dividend, distribution or purchase, if the ratio of "common stock equity" to "total capital" (as defined) is 20% to 25%, or (b) 50% of such net income if such ratio is less than 20%.  If such ratio is in excess of 25%, no such dividends may be paid or
distributions or purchases made that would reduce such ratio to less than 25%
except to the extent permitted by clauses (a) and (b).  At December 31, 1993, no amount of retained earnings was restricted as to the payment of dividends on Common Stock under the foregoing provisions of the Mortgage Indenture or the Articles.

     Voting Rights. Under Illinois law, each share of common stock of the Company, common and preferred, is entitled to one vote on each matter voted on at all meetings of shareholders, with the right of cumulative voting in the election of directors and the right to vote as a class on certain questions. The Articles give to holders of Preferred Stock certain special voting rights designed to protect their interests with respect to specified corporate action, including certain amendments to the Articles, the issuance of Preferred Stock or parity stock, the issuance or assumption of certain unsecured indebtedness, and mergers, consolidations or sales or leases of substantially all of the Company's assets.

     Preemptive Rights. Holders of Common Stock have no preemptive subscription rights.

     Liquidation Rights. In the event of any liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in the net assets and profits of the Company remaining after the payment in full to the holders of the Preferred Stock of the aggregate preferential amount payable in respect of the Preferred Stock in any such event.

     Miscellaneous. The Transfer Agents for the Common Stock are Illinois Stock Transfer Company, Chicago, Illinois, and Harris Trust and Savings Bank, Chicago, Illinois; and the Registrar is Harris Trust and Savings Bank, Chicago, Illinois.

     The Company reserves the right to increase, decrease or reclassify its authorized capitial stock or any class or series thereof, and to amend or repeal any provisions in the Articles; and all rights conferred on shareholders in the Articles are subject to this reservation.