Form 10-Q
period 1994-03-31
CIPSCO INC
filed 1994-05-16
CIK 860520

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to_________
                          Commission file number 1-10628



                              CIPSCO Incorporated
                ________________________________________________

             (Exact name of registrant as specified in its charter)


              Illinois                              37-1260920
           --------------                        -------------------
             (State of                             (IRS Employer
           Incorporation)                        Identification No.)


                 607 EAST ADAMS STREET
                 SPRINGFIELD, ILLINOIS                  62739
          ---------------------------------------    ------------
         (Address of principal executive offices)     (Zip Code)


        Registrant's telephone number, including area code  (217) 523-3600

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


At April 30, 1994, the number of shares of the registrant's common stock outstanding was 34,107,706.
                      CIPSCO INCORPORATED AND SUBSIDIARIES


                                    CONTENTS


I.   Financial Information                                       Page

    Item 1. Consolidated Financial Statements...................    4-9

            Consolidated Statements of Income for
            the three months ended, March 31,
            1994 and 1993.......................................    4-5

            Consolidated Balance Sheets as of
            March 31, 1994 and December 31, 1993................    6-7

            Consolidated Statements of Cash Flows for
            the three months ended March 31, 1994
            and 1993............................................    8-9

            Condensed Notes to Financial Statements.............   10-13

    Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations..........................................   14-16

II.  Other Information

    Item 4. Submission of Matters to a Vote of Security Holders    17

    Item 5. Other Information..................................    18

    Item 6. Exhibits and Reports on Form 8-K...................    18

Signature......................................................    19
____________________________________________________________________________

The unaudited interim financial statements included herein are the consolidated statements of CIPSCO Incorporated and Subsidiaries (Company) and its subsidiaries, Central Illinois Public Service Company and CIPSCO Investment Company. These unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

In the opinion of the Company, the interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods.

Due to the effect of weather and other factors which are characteristic of Central Illinois Public Service Copmpany's utility operations, financial results for the periods ended March 31, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.
Item 1.  Consolidated Financial Statements.


                            FINANCIAL INFORMATION
                    CIPSCO Incorporated and Subsidiaries
                      Consolidated Statements of Income
                For the Periods Ended March 31, 1994 and 1993
                               (in thousands)
                                 (unaudited)



                                                Three Months Ended
                                                    March 31,
                                              _____________________

                                                 1994        1993
                                              _________   _________
Operating Revenues:
 Electric..........................           $159,332     $145,454
 Gas...............................             64,094       64,086
 Investment........................              2,196        1,764
                                              ________     ________

     Total operating revenues......            225,622      211,304
                                              ________     ________

Operating Expenses:
  Fuel for electric generation.....             53,679       45,054
  Purchased power..................              9,949        6,989
  Gas purchased....................             42,602       43,918
  Other operation..................             37,864       32,682
  Maintenance......................             14,595       11,924
  Depreciation and amortization....             20,412       19,516
  Taxes other than income taxes....             16,230       15,602
                                              ________     ________

      Total operating expenses.....            195,331      175,685
                                              ________     ________

Operating Income...................             30,291       35,619
                                              ________     ________

Interest and Other Charges:
  Interest on long-term debt of
    subsidiary.....................              8,351        8,905
  Other interest charges...........                (20)         358
  Allowance for funds used during
    construction...................                (23)        (513)
  Preferred stock dividends of
    subsidiary.....................                828          954
  Miscellaneous, net...............             (1,119)        (807)
                                              ________     ________
      Total interest and other
        charges....................              8,017        8,897
                                              ________     ________

Income Before Income Taxes.........             22,274       26,722
                                              ________     ________

Income Taxes.......................              8,515       10,061
                                              ________     ________

Net Income.........................           $ 13,759     $ 16,661
                                              ========     ========
Average Shares of Common Stock
  Outstanding......................             34,108       34,108

Earnings Per Average Share of
  Common Stock.....................           $    .40     $    .49



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO Incorporated and Subsidiaries
                   Consolidated Balance Sheets
              March 31, 1994 and December 31, 1993
                         (in thousands)



                                         March 31,   December 31,
                                            1994         1993
                                        ___________  ____________

                                        (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric............................. $2,188,477   $2,172,259
  Gas..................................    209,773      208,208
                                        __________   __________

                                         2,398,250    2,380,467
  Less-Accumulated depreciation........  1,036,570    1,020,097
                                        __________   __________

                                         1,361,680    1,360,370
  Construction work in progress........     52,301       61,104
                                        __________   __________

                                         1,413,981    1,421,474
                                        __________   __________

Current Assets:
  Cash.................................        678        4,630
  Temporary investments, at cost which
  approximates market..................     36,999        5,527
  Accounts receivable, net.............     71,713       61,445
  Accrued unbilled revenues............     27,053       38,774
  Materials and supplies, at average
  cost.................................     42,282       40,824
  Fuel for electric generation, at
  average cost.........................     21,488       26,046
  Gas stored underground, at average
  cost.................................      6,328       14,335
  Prepayments..........................      9,897       10,142
                                        __________   __________

                                           216,438      201,723
                                        __________   __________

Investments and Other Assets:
  Investment in marketable securities..     43,667       42,703
  Investment in leveraged leases.......     43,201       42,216
  Other................................     45,891       49,634
                                        __________   __________

                                           132,759      134,553
                                        __________   __________
                                        $1,763,178   $1,757,750
                                        ==========   ==========

    CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity.......... $  631,224   $  634,252
  Unrealized investment gains, net.....        257            -
  Preferred stock of subsidiary........     80,000       80,000
  Long-term debt of subsidiary.........    474,393      474,323
                                        __________   __________

                                         1,185,874    1,188,575
                                        __________   __________

Current Liabilities:
  Long-term debt of subsidiary due
    within one year....................     20,000       20,000
  Accounts payable.....................     50,780       56,039
  Accrued wages........................     12,425       12,775
  Accrued taxes........................     19,201       12,973
  Accrued interest.....................      8,810        9,204
  Other................................     40,504       34,902
                                        __________   __________

                                           151,720      145,893
                                        __________   __________
Deferred Credits:
  Accumulated deferred income taxes....    298,256      294,732
  Investment tax credits...............     58,120       58,962
  Regulatory liabilities, net..........     69,208       69,588
                                        __________   __________

                                           425,584      423,282
                                        __________   __________

                                        $1,763,178   $1,757,750
                                        ==========   ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO Incorporated and Subsidiaries
              Consolidated Statements of Cash Flows
          For the Periods Ended March 31, 1994 and 1993
                         (in thousands)
                           (unaudited)


                                             Three Months Ended
                                                  March 31,
                                           ______________________

                                              1994        1993
                                           __________  __________

Operating Activities:
  Net income.............................. $  13,759   $  16,661
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    20,412      19,516
    Allowance for equity funds used during
    construction (AFUDC)..................       (16)       (331)
    Deferred income taxes, net............     3,330       4,192
    Investment tax credit amortization....      (842)       (842)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................     1,453     (10,766)
    Fuel for electric generation..........     4,558      10,084
    Other inventories.....................     6,549       6,140
    Prepayments...........................       245       3,597
    Other assets..........................     3,743       1,718
    Accounts payable and other............       343      (5,517)
    Accrued wages, taxes and interest.....     5,484       9,286
  Other...................................      (434)        975
                                           _________   _________
   Net cash provided by operating
    activities............................    58,584      54,713
                                           _________   _________

Investing Activities:
  Utility construction expenditures,
    excluding AFUDC.......................   (12,677)    (16,689)
  Allowance for borrowed funds used during
    construction..........................        (7)       (181)
  Change in temporary investments.........   (31,472)     (1,922)
  Long-term investment in marketable
    securities............................      (707)       (655)
  Long-term investment in leveraged
    leases................................      (985)       (978)
                                           _________   _________


    Net cash used in investing activities.   (45,848)    (20,425)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (16,713)    (16,372)
  Proceeds from issuance of long-term debt
    of subsidiary.........................         -      35,000
  Repayment of long-term debt of
    subsidiary............................         -     (35,000)
Repayment of short-term borrowings........         -     (16,793)
  Issuance expense, discount and premium..        25      (1,458)
                                           _________   _________

    Net cash used in financing activities.   (16,688)    (34,623)
                                           _________   _________

  Net decrease in cash....................    (3,952)       (335)
  Cash at beginning of period.............     4,630       1,534
                                           _________   _________

  Cash at end of period................... $     678   $   1,199
                                           =========   =========

  Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $   8,195   $   5,091
    Income taxes..........................     3,475       2,250



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO Incorporated and Subsidiaries
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1994
                           (unaudited)



COMMITMENTS AND CONTINGENCIES.

ENVIRONMENTAL REMEDIATION COSTS - CIPS (Central Illinois Public Service Company) and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located. CIPS has identified 13 of these former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. Under directives from the Illinois Environmental Protection Agency (IEPA), CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.

One site was added to the United States Environmental Protection Agency (USEPA) Superfund list on August 30, 1990. On September 30, 1992 the IEPA, in consultation with the USEPA, decided that the long-term remedial plan for this site should consist of a ground water pump-and-treat program. The IEPA and CIPS entered into an agreement, which received approval by the court on March 14, 1994, for CIPS to carry out the remedial action with the IEPA providing oversight. It is not known at this time what specific remedial action will be required at the other 12 sites.

In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. CIPS has now settled the lawsuit with most of the insurance carriers.

The estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or from other parties.
The total amount deferred represents costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. At March 31, 1994 the amounts recovered have exceeded the aggregate amount deferred.

In 1992, the Illinois Commerce Commission (the "Illinois commission") issued an Order (the "Generic Order") in its consolidated generic proceeding initiated on March 6, 1991, regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred costs of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs. The case has been appealed to the Illinois Supreme Court by an intervenor that maintains that no recovery of cleanup costs should be allowed and that, if allowed, a rate rider mechanism is not the proper means of providing recovery. CIPS cannot predict what action the Illinois Supreme Court will take in this matter.

On March 26, 1993 the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.6 million from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS environmental remediation activities and determine whether the level of revenues collected by the riders is consistent with the amount of remediation costs prudently incurred.

Total cost to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on the financial position or results of operations of CIPS.

FERC ORDER 636 - During 1992, the Federal Energy Regulatory Commission ("FERC") issued a series of orders that require substantial restructuring of the service obligations of interstate pipeline suppliers. These orders (together called Order 636) required mandatory unbundling of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components previously included with gas sales services (i.e., storage, transport, capacity sales, etc.).

Order 636 provides a mechanism for pipelines to recover four categories of transition costs associated with restructuring their gas sales services.

Based on currently available information contained in the various interstate pipeline Order 636 compliance filings, CIPS estimates that the total amount of transition costs to be incurred by CIPS is approximately $10 million of which $3 million has been paid. At March 31, 1994, CIPS had recorded a liability and a related deferred gas cost for that portion of the transition costs that will be billed to CIPS regardless of future pipeline services.

The Illinois commission issued an order in March 1994 permitting retail gas distribution companies, including CIPS, full recovery through rates of Order 636 transition costs. On May 4, 1994, the Illinois commission granted rehearing of the order. CIPS believes that the rehearing will be limited to a determination of the proper allocation of transition costs among customer classes. CIPS cannot predict whether the Illinois commission's final order in this matter will be appealed.

CLEAN AIR ACT - CIPS' compliance strategy to meet the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) includes complying with Phase I of the Amendments by switching to a lower sulfur coal at some of its units. Phase II compliance will be accomplished by additional fuel switching at various units and by increased scrubbing with its existing scrubber at Newton Unit 1. Phase I and Phase II emission provisions of the Amendments become effective in 1995 and 2000, respectively.

CIPS estimates that total capital costs, primarily for modifications to boilers, precipitators, coal handling facilities, and continuous monitoring equipment for implementation of this compliance strategy, will be less than $50 million in total including amounts spent to date. Operating costs are not expected to change materially. Compliance costs could result in electric base rate increases of approximately one to two percent by the year 2000.

In 1991, in accordance with the plan to switch some units to lower sulfur coal, CIPS signed a long-term coal contract with an existing supplier for lower sulfur Illinois coal. Due to the magnitude of the supplier's capital investment, the contract includes a graduated termination charge. In 1994, CIPS can terminate the contract under certain conditions, and CIPS would be required to pay up to $41 million (plus an inflation adjustment) in termination charges. Each year subsequent to 1994 the termination charge is reduced according to a formula using tons of coal purchased. The termination charge would not be effective if CIPS terminated the contract due to the failure of the coal to meet quality specifications provided for in the contract.

LABOR DISPUTES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 each filed unfair labor practice charges in 1993 with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning its lockout of IBEW-702 represented employees. However, the Peoria Regional Office did not find merit to a similar charge filed by IUOE 148 and it was dismissed. The IUOE 148 has appealed the dismissal within the NLRB. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations.

OTHER ISSUES - The Company is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will have no material adverse effect on the results of operations or the financial position of the Company.

CHANGE IN ACCOUNTING PRINCIPLE - On January 1, 1994, CIPSCO adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the statement, the Company's investments in debt and marketable securities are reported at fair value with unrealized gains and losses reported as a net amount in a separate component of shareholders' equity until realized. The adoption of SFAS No. 115 did not have a material effect on financial position or results of operation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1994-1998 period will be about $431 million, including about $4 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for the 1994-1998 period include $93 million for scheduled debt retirements. Capital requirements for the 1994-1998 period are expected to be provided primarily through internally generated funds. External financing to fund scheduled debt retirements may be required.

FINANCIAL CONDITION

Financial condition and total capitalization for the three-month periods ended March 31, 1994 and 1993 have changed as follows:

                                           Three Months Ended
                                                March 31,
                                        ________________________
                                               (in thousands)
                                           1994           1993
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 13,759       $ 16,661
Common stock dividends paid              (16,713)       (16,372)
Other                                        183              1
                                        ________       ________

                                          (2,771)           290
                                        ________       ________

  Long-Term Debt

Proceeds from issuance on January
1, 1993 of $35,000,000 of Pollution
Control Loan Obligations, Series
A, 6.375%, due 2028.                           -         35,000

Repayment effective April 1, 1993 of
two series of Pollution Control Loan
Obligations, $17,500,000 Series B, 6.80%,
due 2005; and $17,500,000 Series B,
6.875%, due 2009.                              -        (35,000)

Change in unamortized debt discount
and premium                                   70           (241)
                                        ________       ________

Increase (Decrease) in total
capitalization                           $(2,701)      $     49
                                        ========       ========

RESULTS OF OPERATIONS (THREE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993)


                                                 Net Income      Earnings
                                               (in thousands)    Per Share
                                               ______________    _________

Three Months Ended March 31:

                              1994                $ 13,759         $ .40
                              1993                  16,661           .49
                                                  ________         _____

                                Decrease          $  2,902         $ .09
                                                  ========         =====

                              Percent Decrease         17 %           18 %

Electric Revenues: Electric revenues of CIPS were up 10% compared to the first quarter of 1993. Kilowatthour sales increased 16% principally due to increases in economy and emergency interchange sales to other utility systems. A comparison follows:

                      Revenues (In 000's)           KWH Sales (In 000's)
                  ____________________________  ____________________________
                       First Quarter     Inc.        First Quarter     Inc.
                     1994       1993    (Dec.)     1994       1993    (Dec.)
                  ________   ________   ______  _________  _________  ______

Residential       $ 50,888   $ 50,788     - %     761,471    761,504    - %
Commercial          36,352     36,578    (1)      617,428    627,993   (2)
Industrial          26,726     25,345     5       647,246    604,133    7
Public Auth.
 and Other           3,477      3,651    (5)       40,828     46,505  (12)
                   _______    _______           _________  _________

  Total Retail     117,443    116,362     1     2,066,973  2,040,135    1
                   _______    _______           _________  _________

Interchange
 Sales (firm)       18,873     15,829    19       351,657    254,519   38
Interchange
 Sales (economy
 /emergency)        17,482      8,298   111       854,793    520,473   64
Cooperatives,
 Muni's. & Other     5,534      4,965    11       129,649    124,189    4
                   _______    _______           _________  _________
  Total Wholesale   41,889     29,092    44     1,336,099    899,181   49
                   _______    _______           _________  _________

  Total           $159,332   $145,454    10 %   3,403,072  2,939,316   16 %
                   =======    =======           =========  =========


Fuel for Electric Generation: Fuel expense for electric generation increased 19% because KWH generation increased 19% in 1994 over 1993.

Purchased Power: This expense increased 42% due to increased KWHs purchased for resale to other utility systems on the interchange market.

Gas Revenues and Gas Purchased: In the first quarter of 1994, gas revenues (excluding transportation revenues) increased 2% as a result of increased sales to industrial customers. The increased revenues and sales were partially offset by a decrease in therms transported.



                      Revenues (In 000's)          Therm Sales (In 000's)
                  ____________________________  ____________________________
                       First Quarter     Inc.        First Quarter     Inc.
                     1994       1993    (Dec.)     1994       1993    (Dec.)
                  ________   ________   ______  _________  _________  ______

Residential       $ 41,985   $ 43,670      (4)%    76,556     78,418   (2)%
Commercial          14,692     14,952      (2)     27,077     26,731    1
Industrial           4,769      2,023     136      13,069      6,958   88
Miscellaneous          231         19   1,060         -          -      -
                   _______    _______             _______    _______

  Subtotal          61,677     60,664       2     116,702    112,107    4
Transported          2,417      3,422     (29)     39,738     40,664   (2)
                   _______    _______             _______    _______

  Total           $ 64,094   $ 64,086       - %   156,440    152,771    2 %
                   =======    =======             =======    =======


The utility transported approximately 40 million therms of customer-owned gas in the first quarter of 1994 and 41 million therms in the first quarter of 1993. Transportation revenues were higher in 1993 because of the greater volume transported at a higher average rate.

Other Operation: Other operation expense increased 16% primarily due to nonrecurring expenses related to the settlement of labor disputes.

Maintenance: Maintenance expense increased 22% due to the timing of power station maintenance, for which similar projects did not occur in the first quarter of 1993.

Depreciation and amortization: Depreciation and amortization increased due to normal plant additions.

Taxes Other than Income Taxes: Utility revenue taxes increased because of increased revenue.

Interest Charges and Preferred Dividends: Interest charges and preferred dividends decreased 7% in 1994 due to refinancings made in 1993 which lowered interest and dividend rates.

                           PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of CIPSCO Incorporated was held on April 27, 1994.

(b) All nominees who were proposed as directors by the Board of Directors were elected and there were no other nominees proposed.

(c) Three shareholder proposals, which had been included in the CIPSCO Incorporated Proxy Statement, were submitted for a vote at the shareholder meeting. The Shareholder Proposals recommended that the Board of Directors take certain actions as described below:

     (1) Shareholder Proposal No. 1 - "Institute a salary and compensation ceiling such that as to future employment contracts, no senior executive or director of the Company receive combined salary and other compensation which is more than two times the salary provided to the President of the United States."

     (2) Shareholder Proposal No. 2 - "Take the necessary steps to insure that any increase in salary and/or compensation in future employment contracts for senior executives and directors be no greater percentage-wise than the increase in dividends paid to the Stockholders."

     (3) Shareholder Proposal No. 3 - "In the future refrain from entering into agreements providing executive compensation contingent on a change in control of the Company unless such agreements or arrangements are specifically submitted to the shareholders for approval."

   The results of the voting on each matter submitted are as follows:

   Election of Directors

   Directors                  With Authority     Without Authority

      William J. Alley          28,269,972          579,376
      Clifford L. Greenwalt     28,117,617          579,376
      John L. Heath             28,657,656          579,376
      Robert W. Jackson         28,186,464          579,376
      Gordon R. Lohman          28,263,534          579,376
      Hanne M. Merriman         28,275,291          579,376
      Donald G. Raymer          28,249,810          579,376
      Thomas L. Shade           28,311,149          579,376
      James W. Wogsland         28,109,302          579,376

      Appointment of Auditors

                  For         Against         Abstain

               28,031,811     475,979         342,958

      Shareholder Proposal No. 1

               For          Against     Abstain     Broker Non-Vote

            3,220,907      21,591,180    734,603       3,304,058

      Shareholder Proposal No. 2

               For          Against     Abstain     Broker Non-Vote

            3,152,328      21,655,035    739,746       3,303,639

      Shareholder Proposal No. 3

               For          Against     Abstain     Broker Non-Vote

            6,086,665      18,238,004  1,221,941       3,304,138


Item 5.  Other Information

On March 23, 1994, final court approval was granted to the settlement agreement between CIPS and International Brotherhood of Electrical Workers Local 702 ("IBEW 702") dismissing a lawsuit previously filed by IBEW 702 concerning the labor dispute.

Currently, dry fly ash material produced by the coal-fired generating units at the Coffeen Power Station is hauled by truck to an off-site disposal area under terms of an agreement between CIPS and the owner of the disposal site. The Illinois Environmental Protection Agency (the "Agency") has notified the owner that some remediation of the site may be required. An engineering study of the area is in progress. The final resolution of this matter is not expected to be material to the results of operations or the financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

  (A)    Exhibits:

         None.

  (B)    Reports on Form 8-K:

         None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIPSCO Incorporated




Date:  May 13, 1994             /s/ J. C. Fiaush
                                    J. C. Fiaush
                                     Controller
                             (Chief Accounting Officer)