Form 10-Q
period 1994-09-30
CIPSCO INC
filed 1994-11-14
CIK 860520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1994

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           Of THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ........ to ........


Commission  Registrant; State of Incorporation;   IRS Employer
File Number    Address; and Telephone Number   Identification No.

  1-10628             CIPSCO INCORPORATED           37-1260920
                   (An Illinois Corporation)
                     607 East Adams Street
                  Springfield, Illinois  62739
                         217-523-3600


  1-3672   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY  37-0211380
                   (An Illinois Corporation)
                     607 East Adams Street
                  Springfield, Illinois  62739
                         217-523-3600


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                 Yes     X              No
                      _______               _______


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:


CIPSCO INCORPORATED   Common stock, no par value,      34,107,706
                      shares outstanding at October 31, 1994

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock no par value,       25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at October 31, 1994

                       CIPSCO INCORPORATED
                               AND
             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
       FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                            CONTENTS



PART I.  FINANCIAL INFORMATION                         Page No.

Item 1:  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income             4- 5

           Consolidated Balance Sheets                   6- 7

           Consolidated Statements of Cash Flows         8- 9

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income                         10-11

           Balance Sheets                               12-13

           Statements of Cash Flows                     14-15

         CONDENSED NOTES TO FINANCIAL STATEMENTS of
             CIPSCO Incorporated and Central Illinois
             Public Service Company                     16-20

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations
           CIPSCO Incorporated and Central Illinois
           Public Service Company                       20-26

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                               27

Item 6:  Exhibits and Reports on Form 8-K                27

Signatures                                              28-29

Exhibit Index                                            30

Exhibit 12      Ratio of Earnings to Fixed Charges
                and Ratio of Earnings to Fixed Charges
                plus Preferred Stock Dividend
                Requirements Before Income Taxes (CIPS)  31

Exhibit 27      Financial Data Schedule for CIPSCO       -
                Financial Data Schedule for CIPS         -

The unaudited interim financial statements presented herein include the consolidated statements of CIPSCO Incorporated and Subsidiaries ("Company") as well as separate financial statements for Central Illinois Public Service Company ("CIPS"). The unaudited statements have been prepared by the Company and CIPS, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company and CIPS believe the disclosures are adequate to make the information presented not misleading. The Company's consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Annual Report on Form 10-K of CIPSCO Incorporated for the year ended December 31, 1993 (the "CIPSCO 10-K"); and the CIPS financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of CIPS for the year ended December 31, 1993 (the "CIPS 10-K").

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended September 30, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                    CIPSCO INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Income
              For the Periods Ended September 30, 1994 and 1993
                   (in thousands except per share amounts)
                                 (unaudited)


                                     Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                    ___________________ ____________________

                                       1994      1993      1994      1993
                                    _________ _________ _________ _________
Operating Revenues:
  Electric......................... $198,767  $216,314  $537,013  $530,774
  Gas..............................   15,146    15,782   100,724    98,238
  Investment.......................    2,357     3,581     6,660     7,260
                                    ________  ________  ________  ________

     Total operating revenues......  216,270   235,677   644,397   636,272
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation.....   45,493    48,532   149,427   139,329
  Purchased power..................   14,486    23,242    40,587    49,053
  Gas purchased....................    7,222     7,115    61,835    60,562
  Other operation..................   36,734    32,629   109,795   102,663
  Maintenance......................   14,375    16,208    45,378    45,191
  Depreciation and amortization....   20,162    19,612    60,610    58,663
  Taxes other than income taxes....   13,794    13,893    42,972    42,382
                                    ________  ________  ________  ________

     Total operating expenses......  152,266   161,231   510,604   497,843
                                    ________  ________  ________  ________

Operating Income...................   64,004    74,446   133,793   138,429
                                    ________  ________  ________  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary.......................    8,138     8,455    24,704    26,052
  Other interest charges...........      125       130       122       548
  Allowance for funds used during
  construction.....................     (251)     (664)     (735)   (1,705)
  Preferred stock dividends of
  subsidiary.......................      889       853     2,568     2,788
  Miscellaneous, net...............     (881)     (732)   (2,673)   (2,291)
                                    ________  ________  ________  ________

     Total interest and other
     charges.......................    8,020     8,042    23,986    25,392
                                    ________  ________  ________  ________

Income Before Income Taxes.........   55,984    66,404   109,807   113,037
                                    ________  ________  ________  ________

Income Taxes.......................   21,728    26,282    42,247    43,584
                                    ________  ________  ________  ________

Net Income......................... $ 34,256  $ 40,122  $ 67,560  $ 69,453
                                    ========  ========  ========  ========

Average Shares of Common Stock
Outstanding........................   34,108    34,108    34,108    34,108

Earnings per Average Share of
Common Stock.......................    $1.00     $1.18     $1.98     $2.04



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets
            September 30, 1994 and December 31, 1993
                         (in thousands)


                                      September 30, December 31,
                                          1994         1993
                                      _____________ ____________
                                      (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric..........................  $2,227,192    $2,172,578
  Gas...............................     217,135       208,208
                                      __________    __________

                                       2,444,327     2,380,786
  Less-Accumulated depreciation.....   1,065,898     1,020,416
                                      __________    __________

                                       1,378,429     1,360,370
  Construction work in progress.....      49,191        61,104
                                      __________    __________

                                       1,427,620     1,421,474
                                      __________    __________
Current Assets:
  Cash..............................       2,083         4,630
  Temporary investments, at cost
  which approximates market.........       6,881         5,527
  Accounts receivable, net..........      75,105        61,445
  Accrued unbilled revenues.........      20,698        38,774
  Materials and supplies, at average
  cost..............................      42,432        40,824
  Fuel for electric generation, at
  average cost......................      32,247        26,046
  Gas stored underground, at average
  cost..............................      13,683        14,335
  Prepayments.......................       7,614        10,142
                                      __________    __________

                                         200,743       201,723
                                      __________    __________

Investments and Other Assets:
  Investment in marketable
  securities........................      46,917        42,703
  Investment in leveraged leases....      48,841        42,216
  Other.............................      43,162        49,634
                                      __________    __________

                                         138,920       134,553
                                      __________    __________
                                      $1,767,283    $1,757,750
                                      ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......  $  650,938    $  634,252
  Unrealized investment losses,
  net...............................        (922)          -
  Preferred stock of subsidiary.....      80,000        80,000
  Long-term debt of subsidiary......     459,543       474,323
                                      __________    __________

                                       1,189,559     1,188,575
                                      __________    __________

Current Liabilities:
  Long-term debt of subsidiary due
  within one year...................      15,000        20,000
  Commercial paper and short-term
  borrowings........................         850           -
  Accounts payable..................      48,525        56,039
  Accrued wages.....................      12,392        12,775
  Accrued taxes.....................      19,356        12,973
  Accrued interest..................       8,420         9,204
  Other.............................      44,154        34,902
                                      __________    __________

                                         148,697       145,893
                                      __________    __________

Deferred Credits:
  Accumulated deferred income taxes.     304,338       294,732
  Investment tax credits............      56,437        58,962
  Regulatory liability, net.........      68,252        69,588
                                      __________    __________

                                         429,027       423,282
                                      __________    __________

                                      $1,767,283    $1,757,750
                                      ==========    ==========

The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
        For the Periods Ended September 30, 1994 and 1993
                         (in thousands)
                           (unaudited)


                                             Nine Months Ended
                                               September 30,
                                           ______________________

                                              1994        1993
                                           __________  __________
Operating Activities:
  Net income.............................. $  67,560   $  69,453
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    60,610      58,663
    Allowance for equity funds used during
    construction (AFUDC)..................      (503)     (1,101)
    Deferred income taxes, net............     8,583      15,147
    Investment tax credit amortization....    (2,525)     (2,525)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable and unbilled
    revenues..............................     4,416     (11,847)
    Fuel for electric generation..........    (6,201)      7,048
    Other inventories.....................      (956)     (6,870)
    Prepayments...........................     2,528       6,489
    Other assets..........................     6,472       9,064
    Accounts payable and other............     1,738       5,088
    Accrued wages, taxes and interest.....     5,216      15,469
  Other...................................    (1,996)      4,719
                                           _________   _________
    Net cash provided by operating
    activities............................   144,942     168,797
                                           _________   _________

Investing Activities:
  Utility construction expenditures,
  excluding AFUDC.........................   (64,184)    (56,252)
  Allowance for borrowed funds used
  during construction.....................      (231)       (603)
  Change in temporary investments.........    (1,354)    (35,570)
  Long-term investment in marketable
  securities..............................    (5,136)     (2,287)
  Long-term investment in leveraged
  leases..................................    (6,625)     (8,804)
                                           _________   _________

    Net cash used in investing activities.   (77,530)   (103,516)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (50,820)    (49,797)
  Proceeds from issuance of long-term
  debt of subsidiary......................       -       195,000
  Repayment of long-term debt of
  subsidiary..............................   (20,000)   (205,000)
  Repayment of short-term borrowings......       850     (14,593)
  Proceeds from issuance of preferred
  stock of subsidiary.....................       -        30,000
  Redemption of preferred stock of
  subsidiary..............................       -       (15,000)
  Issuance expense, discount and premium..        11      (6,320)
                                           _________   _________

    Net cash used in financing activities.   (69,959)    (65,710)
                                           _________   _________

  Net decrease in cash....................    (2,547)       (429)
  Cash at beginning of period.............     4,630       1,534
                                           _________   _________

  Cash at end of period................... $   2,083   $   1,105
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information

  Cash paid during the period for:
    Interest, net of amount capitalized... $  23,881   $  20,790
    Income taxes..........................    25,923      16,701



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            Statements of Income
              For the Periods Ended September 30, 1994 and 1993
                               (in thousands)
                                 (unaudited)


                                     Three Months Ended  Nine Months Ended
                                       September 30,     September 30,
                                    ___________________ ___________________
                                       1994      1993      1994      1993
                                    _________ _________ _________ _________
Operating Revenues:
  Electric......................... $198,775  $216,321  $537,036  $530,795
  Gas..............................   15,147    15,783   100,728    98,242
                                    ________  ________  ________  ________

     Total operating revenues......  213,922   232,104   637,764   629,037
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation.....   45,493    48,532   149,427   139,329
  Purchased power..................   14,486    23,242    40,587    49,053
  Gas purchased....................    7,222     7,115    61,835    60,562
  Other operation..................   36,377    32,205   108,759   101,567
  Maintenance......................   14,374    16,208    45,375    45,190
  Depreciation and amortization....   20,041    19,507    60,227    58,352
  Taxes other than income taxes....   13,790    13,891    42,946    42,338
  Income taxes:
    Current........................   16,660    18,175    36,596    32,717
    Deferred, net..................    5,325     7,867     6,588    11,431
    Deferred investment tax
    credits, net...................     (842)     (842)   (2,525)   (2,525)
                                    ________  ________  ________  ________

     Total operating expenses......  172,926   185,900   549,815   538,014
                                    ________  ________  ________  ________

Operating Income...................   40,996    46,204    87,949    91,023
                                    ________  ________  ________  ________
Other Income and Deductions:
  Allowance for equity funds used
  during construction..............      172       429       503     1,101
  Nonoperating income taxes........     (117)     (107)     (604)     (352)
  Miscellaneous, net...............    1,021       818     3,171     2,480
                                    ________  ________  _________ ________
     Total other income and
     deductions....................    1,076     1,140     3,070     3,229
                                    ________  ________  ________  ________

Income Before Interest Charges.....   42,072    47,344    91,019    94,252
                                    ________  ________  ________  ________

Interest Charges:
  Long-term debt...................    8,138     8,455    24,704    26,052
  Other interest charges...........      111        99       114       460
  Allowance for borrowed funds used
  during construction..............      (79)     (235)     (231)     (603)
                                    ________  ________  ________  ________

      Total interest charges.......    8,170     8,319    24,587    25,909
                                    ________  ________  ________  ________

Net Income.........................   33,902    39,025    66,432    68,343
Preferred Dividends................      889       853     2,568     2,788
                                    ________  ________  ________  ________

Earnings for Common Stock.......... $ 33,013  $ 38,172  $ 63,864  $ 65,555
                                    ========  ========  ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                         Balance Sheets
            September 30, 1994 and December 31, 1993
                         (in thousands)


                                    September 30, December 31,
                                        1994          1993
                                    ___________   ____________
                                    (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric......................... $2,227,192    $2,172,578
  Gas..............................    217,135       208,208
                                    __________    __________

                                     2,444,327     2,380,786
  Less-Accumulated depreciation....  1,065,898     1,020,416
                                    __________    __________

                                     1,378,429     1,360,370
  Construction work in progress....     49,191        61,104
                                    __________    __________

                                     1,427,620     1,421,474
                                    __________    __________

Current Assets:
  Cash.............................      1,524         4,038
  Temporary investments, at cost
  which approximates market........      6,881         2,734
  Accounts receivable, net.........     75,209        61,591
  Accrued unbilled revenues........     20,698        38,774
  Materials and supplies, at average
  cost.............................     42,432        40,824
  Fuel for electric generation, at
  average cost.....................     32,247        26,046
  Gas stored underground, at average
  cost.............................     13,683        14,335
  Prepayments......................      7,495         9,847
                                    __________    __________

                                       200,169       198,189
                                    __________    __________

Other Assets.......................     42,117        48,799
                                    __________    __________

                                    $1,669,906    $1,668,462
                                    ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity...... $  577,435    $  565,023
  Preferred stock..................     80,000        80,000
  Long-term debt...................    459,543       474,323
                                    __________    __________

                                     1,116,978     1,119,346
                                    __________    __________

Current Liabilities:
  Long-term debt due within one
  year.............................     15,000        20,000
  Accounts payable.................     48,446        55,931
  Accrued wages....................     12,392        12,720
  Accrued taxes....................     19,335        13,391
  Accrued interest.................      8,420         9,204
  Other............................     44,153        34,895
                                    __________    __________

                                       147,746       146,141
                                    __________    __________
Deferred Credits:
  Accumulated deferred income
  taxes............................    280,493       274,425
  Investment tax credits...........     56,437        58,962
  Regulatory liability, net........     68,252        69,588
                                    __________    __________

                                       405,182       402,975
                                    __________    __________

                                    $1,669,906    $1,668,462
                                    ==========    ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

             Central Illinois Public Service Company
                    Statements of Cash Flows
        For the Periods Ended September 30, 1994 and 1993
                         (in thousands)
                           (unaudited)


                                             Nine Months Ended
                                               September 30,
                                           ______________________

                                              1994        1993
                                           __________  __________

Operating Activities:
  Net income.............................. $  66,432   $  68,343
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    60,227      58,352
    Allowance for equity funds used during
    construction (AFUDC)..................      (503)     (1,101)
    Deferred income taxes, net............     5,046      10,269
    Income tax credit amortization........    (2,525)     (2,525)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable and accrued
    unbilled revenues.....................     4,458     (11,870)
    Fuel for electric generation..........    (6,201)      7,048
    Other inventories.....................      (956)     (6,870)
    Prepayments...........................     2,352       4,022
    Other assets..........................     6,682      11,714
    Accounts payable and other............     1,773       5,182
    Accrued wages, taxes and interest.....     4,832      11,831
  Other...................................    (1,612)      5,030
                                           _________   _________
    Net cash provided by operating
    activities............................   140,005     159,425
                                           _________   _________
Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (64,184)    (56,252)
  Allowance for borrowed funds used during
  construction............................      (231)       (603)
  Changes in temporary investments........    (4,147)    (30,881)
                                           _________   _________

    Net cash used in investing activities.   (68,562)    (87,736)
                                           _________   _________

Financing Activities:
  Repurchase of common stock..............       -       (50,000)
  Proceeds from issuance of long-term debt       -       195,000
  Repayment of long-term debt.............   (20,000)   (205,000)
  Repayment of short-term borrowings......       -       (17,393)
  Proceeds from issuance of preferred
  stock...................................       -        30,000
  Redemption of preferred stock...........       -       (15,000)
  Dividends paid:
    Preferred stock.......................    (2,568)     (2,788)
    Common stock..........................   (51,400)        -
  Issuance expense, discount and premium..        11      (6,320)
                                           _________   _________

    Net cash used in financing activities.   (73,957)    (71,501)
                                           _________   _________
  Net increase (decrease) in cash.........    (2,514)        188
  Cash at beginning of period.............     4,038         480
                                           _________   _________

  Cash at end of period................... $   1,524   $     668
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amount capitalized... $  23,871   $  20,727
    Income taxes..........................    29,218      23,024



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO INCORPORATED AND SUBSIDIARIES
             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1994
                           (unaudited)




Note 1.  GENERAL
________________

The consolidated financial statements presented herein include the accounts of CIPSCO INCORPORATED (CIPSCO), CENTRAL ILLINOIS PUBLIC SERVICE COMPANY (CIPS), and CIPSCO INVESTMENT COMPANY AND SUBSIDIARIES (CIC). CIPSCO and Subsidiaries are referred to as the "Company." CIPSCO has two first-tier subsidiaries: CIC, an investment subsidiary, and CIPS, an electric and gas public utility. Prior year amounts have been reclassified on a basis consistent with the September 30, 1994 presentation.

The financial statements of CIPS, a subsidiary of CIPSCO, include only the accounts of CIPS. Prior year amounts have been reclassified on a basis consistent with the September 30, 1994 presentation.



Note 2.  COMMITMENTS AND CONTINGENCIES
______________________________________

ENVIRONMENTAL REMEDIATION COSTS - CIPS and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located. CIPS has identified 13 of these former manufactured gas plant sites (enviromental remediation sites) which contain potentially harmful materials. Under directives from the Illinois Environmental Protection Agency (IEPA), CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.

One site was added to the United States Environmental Protection Agency (USEPA) Superfund list on August 30, 1990. On September 30, 1992 the IEPA, in consultation with the USEPA, decided that the long-term remedial plan for this site should consist of a ground water pump-and-treat program. The IEPA and CIPS entered into an agreement, which received required court approval on March 14, 1994, for CIPS to carry out the remedial action with the IEPA providing oversight. It is not known at this time what specific remedial action will be required at the other 12 sites.

In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. CIPS has now settled the lawsuit with substantially all of the insurance carriers. In 1991, a circuit court entered a verdict in favor of CIPS involving the coverage under one environmental impairment liability policy. On August 26, 1994, the Illinois Appellate court reversed the circuit court ruling on the basis that no claim was made during the policy coverage period. CIPS will ask for rehearing and may appeal to the Illinois Supreme Court.

The estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or from other parties.
The total amount deferred represents costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. At September 30, 1994 the amounts recovered have exceeded the aggregate amount deferred.

In 1992, the Illinois Commerce Commission (the "Illinois commission") issued an Order (the "Generic Order") in its consolidated generic proceeding initiated on March 6, 1991, regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred costs of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs. The case has been appealed to the Illinois Supreme Court by an intervenor that maintains that no recovery of cleanup costs should be allowed and that, if allowed, a rate rider mechanism is not the proper means of providing recovery. CIPS and other utilities have also appealed to the Illinois Supreme Court seeking to include the unrecovered carrying charges in the rate rider. The Illinois Supreme Court heard the appeals on September 27, 1994. CIPS cannot predict what action the Illinois Supreme Court will take in this matter.

On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.9 million including interest from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS environmental remediation activities and determine whether the level of revenues collected by the riders is consistent with the amount of remediation costs prudently incurred and whether all amounts collected were correctly included in the riders. CIPS has filed testimony and provided data to the Illinois commission regarding the reconciliation proceeding. A status hearing is scheduled for January 1995.

Total cost to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on the financial position or results of operations of the Company or CIPS.

FERC ORDER 636 - During 1992, the Federal Energy Regulatory Commission ("FERC") issued a series of orders that require substantial restructuring of the service obligations of interstate pipeline suppliers. These orders (together called Order 636) required mandatory unbundling of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components previously included with gas sales services (i.e., storage, transport, capacity sales, etc.). Order 636 provides a mechanism for pipelines to recover transition costs associated with restructuring their gas sales services through billings to their customers.

Based on currently available information contained in the various interstate pipeline Order 636 compliance filings, CIPS estimates that the total amount of transition costs to be incurred by CIPS is approximately $10 million of which $6 million has been paid. At September 30, 1994, CIPS had recorded a liability and a related deferred gas cost of $.5 million for that portion of the transition costs that will be billed to CIPS regardless of future pipeline services.

The Illinois commission issued an order in March 1994 permitting retail gas distribution companies, including CIPS, full recovery through rates of prudently incurred Order 636 transition costs. On May 4, 1994, the Illinois commission granted rehearing of the order. The final order issued September 22, 1994, reaffirmed full recovery of prudently incurred Order 636 transition costs and changed the recovery mechanism to include recovery from an additional class of customer. CIPS cannot predict what further action the Illinois commission will take in this matter or whether the Illinois commission's order in this matter will be appealed.

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

LABOR DISPUTES - The International Union of Operating Engineers
(IUOE) Local 148 and the International Brotherhood of Electrical Workers (IBEW) Local 702 each filed unfair labor practice charges in 1993 with the National Labor Relations Board (NLRB) relating to the legality of a lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning its lockout of IBEW-702 represented employees. However, the Peoria Regional Office did not find merit to a similar charge filed by the IUOE 148 and it was dismissed. The IUOE 148 appealed the dismissal within the NLRB. On July 20, 1994, CIPS received notification from the Peoria Regional Office that the Appeals Division, located in Washington D.C., reversed the earlier decision made by the Peoria Regional Office thereby finding merit to the claim by IUOE 148 that the lockout of its members was illegal. As a result of the finding by the Appeals Division, the Peoria Regional Office issued a complaint against CIPS regarding the lockout of the IUOE 148 employees. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

OTHER ISSUES - CIPS is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will not have material adverse effect on the results of operations or the financial position of the Company or CIPS.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries
("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1994-1998 period will be about $431 million, including about $4 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for the remainder of 1994 and for the 1995-1998 period include $73 million for scheduled debt retirements. Capital requirements for the 1994-1998 period are expected to be provided primarily through internally generated funds. External financing to fund scheduled debt retirements may be required. CIPS has filed a shelf registration statement under the Securities Act of 1933 relating to $50 million of first mortgage bonds, medium term notes and/or preferred stock. Proceeds will be used to replace maturing long-term debt or for general corporate purposes.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the nine-month periods ended September
30, 1994 and 1993 are as follows:

                                            Nine Months Ended
                                              September 30,
                                        ________________________
                                               (in thousands)
The Company:                               1994           1993
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 67,560       $ 69,453
Common stock dividends paid              (50,820)       (49,797)
Other                                        (54)          (761)
                                        ________       ________

  Change in Shareholders' Equity          16,686         18,895
                                        ========       ========


                                            Nine Months Ended
                                              September 30,
                                        ________________________
                                               (in thousands)
CIPS:                                      1994           1993
                                        _________      _________
  Common Shareholder's Equity

Earnings for Common stock               $ 63,864       $ 65,555
Common stock dividends paid              (51,400)       (50,000)
Other                                        (53)          (762)
                                        ________       ________

  Change in Shareholder's Equity          12,411         14,793
                                        ========       ========

OVERVIEW

The Company's earnings per share were $1.00 for the quarter ended September 30, 1994, compared to $1.18 per share earned during the same period in 1993. The decrease in earnings was caused by decreased electric sales to customers of CIPS caused by cooler temperatures in the third quarter of 1994 compared to the temperatures recorded in the third quarter of 1993. In addition, the third quarter 1993 results reflected additional electric sales opportunities for CIPS due to Midwest flooding and a coal miners' strike that caused some other utilities to purchase more of their electric requirements.

The Company's earnings per share were $1.98 for the nine months ended September 30, 1994, compared to $2.04 per share earned during the same period in 1993. The decline in earnings was due in part by cooler summer weather in 1994 and to increased operation expenses in 1994 caused by one time labor settlement costs, increased legal expenses, and increases in public liability and injury and damages claims.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months and nine months ended September 30, 1994 and 1993 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less fuel for electric generation and less purchased power. Gas operating margin equals gas operating revenues less gas purchased.

                                   Third Quarter Ended   Nine Months Ended
                                      September 30,        September 30,
                                   ___________________  __________________
                                      (in thousands)      (in thousands)
                                     1993     1994       1993      1994
                                   ________   ________  ________  ________
CIPS
  Electric operating margin        $138,796   $144,547  $347,022  $342,413
  Gas operating margin                7,925      8,668    38,893    37,680
  Other deductions and interest
    expenses                        112,819    114,190   319,483   311,750
  CIPS preferred stock dividends        889        853     2,568     2,788
                                    _______    _______   _______   _______
       Total earnings for
         common stock                33,013     38,172    63,864    65,555
                                    _______    _______   _______   _______


NON-UTILITY
  Investment revenues                 2,213      3,492     6,151     7,031
  Other deduction and expenses          970      1,542     2,455     3,133
                                    _______    _______   _______   _______
       Total non-utility net
         income                       1,243      1,950     3,696     3,898
                                    _______    _______   _______   _______

Consolidated net income            $ 34,256   $ 40,122  $ 67,560  $ 69,453
                                    =======    =======   =======   =======

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months and nine months ended September 30, 1994, compared to the same periods in 1993 are presented below.

   The Company
                        Net Income (in thousands)    Earnings Per Share
                        _________________________ _________________________
                        Three Months  Nine Months Three Months  Nine Months
                        ____________  ___________ ____________  ___________

       1994                $34,256     $67,560       $1.00         $1.98
       1993                 40,122      69,453        1.18          2.04
                           _______     _______       _____         _____
        Decrease           $(5,866)    $(1,893)      $(.18)        $(.06)
                           =======     =======       =====         =====
        Percent
          Decrease            (15%)        (3%)       (15%)          (3%)


   CIPS
                       Earnings for Common Stock (in thousands)
                       ________________________________________
                            Three Months     Nine Months
                            ____________     ___________

       1994                   $33,013         $63,864
       1993                    38,172          65,555
                              _______         _______
        Decrease              $(5,159)        $(1,691)
                              =======         =======
        Percent
          Decrease               (14%)            (3%)

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues decreased 8% in the third quarter of 1994 compared to the third quarter of 1993 reflecting fewer KWH sales due to the cooler weather in the third quarter of 1994. Also, contributing to the decrease in third quarter 1994 revenues is the fact that the third quarter 1993 results reflected additional sales opportunities due to Midwest flooding and a coal miners' strike that caused other utilities to purchase more of their electric requirements from CIPS.

Electric revenues increased 1% in the first nine months of 1994 compared to the same period in 1993, principally due to increased KWH sales to retail commercial and industrial customers due to a stronger economy in 1994, and increased KWH sales to wholesale power supply agreement customers due principally to additional requirements of these customers. These increases more than offset the decrease in residential sales due to cooler summer weather in 1994 compared to 1993. Overall KWH sales decreased 5% in the first nine months of 1994 principally due to a 21% decrease in interchange economy and emergency sales. Interchange economy and emergency sales in 1993 reflected additional sales due to Midwest flooding and a coal miners' strike that caused other utilities to purchase more of their electric requirements from CIPS in 1993.

The changes in electric revenue and KWH sales are shown below:

                           CHANGES IN ELECTRIC REVENUE AND KILOWATTHOUR SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                           (in thousands)

                          _______________________________________________________________________________________
                                         Third Quarter                                Nine Months
                          __________________________________________   __________________________________________

                            Revenue     Rev %       KWH       KWH %     Revenue     Rev %       KWH       KWH %
                           _________    _____    _________    _____    _________    _____    _________    _____
Residential                $ (8,853)    (12%)     (99,778)    (12%)     $(6,055)     (3%)     (68,052)     (3%)
Commercial                   (1,151)     (2%)     (11,524)     (2%)       1,837       1%       27,945       1%
Industrial                      (68)      -        13,250       2%        2,995       3%       70,471       4%
Public Authorities
 and Other                      865      32%         (107)      -         1,403      15%       (5,578)     (4%)
                            _______               _______               _______               _______
  Total Retail             $ (9,207)     (6%)     (98,159)     (4%)     $   180       -        24,786       -

Power Supply Agreements         856       5%      (38,357)     (9%)       7,068      14%      145,745      15%
Interchange Sales
  (economy/emergency)        (8,605)    (31%)    (533,038)    (34%)      (1,633)     (3%)    (743,324)    (21%)
Cooperatives and
 Municipals                    (591)     (9%)     (10,093)     (7%)         622       4%        9,708       3%
                            _______               _______               _______               _______
  Total Wholesale          $ (8,340)    (16%)    (581,488)    (27%)     $ 6,057       5%     (587,871)    (12%)
                            _______               _______               _______               _______

  Total                    $(17,547)     (8%)    (679,647)    (16%)     $ 6,237       1%     (563,085)     (5%)
                            =======               =======               =======               =======

Gas revenues decreased 4% in the third quarter compared to the same period in 1993 due to decreased revenue from a large industrial customer principally due to a change in the method of billing the customer where revenues were reduced, with corresponding reductions in purchased gas expense. Gas transportation revenues increased 9% in the third quarter of 1994 due primarily to a 19% increase in the number of therms transported. The increase in transported therms in 1994 is a reflection of a more favorable economy in the third quarter of 1994 compared to the same period in 1993.

Gas revenues increased 3% in the first nine months of 1994 when compared to the same period in 1993 primarily because therm sales to industrial and commercial customers increased in 1994 due to a more favorable economy. Gas transportation revenues decreased 13% in the first nine months of 1994 compared to the same period in 1993 even though therms transported increased 15%. The revenues decreased because the average rate per therm transported was lower in 1994 due to a special summer rate offered by CIPS to large industrial transport customers.

The changes in gas revenues and therm sales are shown below.

                                             CHANGES IN GAS REVENUE AND THERM SALES
                                               INCREASE (DECREASE) FROM PRIOR YEAR
                                                         (in thousands)

                          _______________________________________________________________________________________
                                         Third Quarter                               Nine Months
                          __________________________________________  __________________________________________
                                                              Therms                                      Therms
                            Revenue     Rev %      Therms       %       Revenue     Rev %      Therms       %
                           _________    _____    _________    _____    _________    _____    _________    _____
Residential                  $ (345)     (4%)        (329)     (4%)       $ 261        -         (351)      -
Commercial                       80       3%           66       2%          432        2%         762       2%
Industrial                     (611)    (20%)      (1,806)    (21%)       2,090       27%       2,671      11%
Transportation                  139       9%        3,833      19%         (859)     (13%)     11,371      15%
Miscellaneous                   101       -           -         -           532      291%         -         -
                              _____                 _____                 _____                ______
  Total                      $ (636)     (4%)       1,764       4%       $2,456        3%      14,453       6%
                              =====                 =====                 =====                ======

OPERATIONS
__________

Fuel for electric generation declined 6% for the third quarter of 1994 compared to the third quarter 1993. The decline corresponded with less generation due to the cooler weather in 1994 and fewer sales opportunities to other utilities.

Fuel for electric generation increased 7% for the nine months ended September 30, 1994, compared to the same period last year due to a 7% increase in generation that was primarily related to increased sales in the wholesale market.

Purchased power decreased 38% for the third quarter and 17% for the nine months ended September 30, 1994, compared with the same periods in 1993 reflecting fewer marketable purchases made for resale to interchange economy and emergency customers. In the summer months of 1993, the weather, Midwest flooding and a coal miners' strike created an unusual opportunity for sales to other utilities which was not repeated in 1994.

Gas purchased increased 2% for the third quarter and 2% for the nine months when compared to the same periods in 1993 primarily due to timing differences in the recoverable gas costs adjusted through the purchased gas adjustment clause.

Other operation expenses increased 13% for the third quarter 1994 compared to the same period in 1993. Over half of the increase in the third quarter of 1994 is because the third quarter of 1993 contained out of quarter adjustments related to the labor disputes which reduced expenses in the third quarter of 1993. The remainder of the increase is due to increases in injury and damages claims and related legal expenses.

Other operation expenses increased 7% for the nine months ended September 30, 1994, compared to the same period in 1993 due to one time expenses involved with settlement of the labor disputes, increases in injury and damages claims including related legal costs, and increases in medical insurance expense because the 1993 medical insurance expense was lower than normal due to the lockout of union employees.

Maintenance expenses declined 11% in the third quarter of 1994 compared to the third quarter of 1993 due to fewer maintenance projects scheduled in the third quarter of 1994. Maintenance expenses were virtually at the same level in the first nine months of 1994 when compared to 1993.

Depreciation and amortization expense increased 3% in the third quarter and 3% in the first nine months of 1994 when compared to 1993 due to normal plant additions.

Interest on long-term debt and preferred dividends decreased 3% in the third quarter and 5% in the first nine months of 1994 as compared with the same periods of 1993 due principally to refinancing of both long-term debt and preferred stock in 1993 which lowered interest and dividend rates.

                      PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings

See Note 2 to the "Condensed Notes to Financial Statements" in
Part I on pages 16 through 20 for a discussion of certain additional information which relates to environmental remediation sites, FERC Order 636 and labor disputes.

Item 6.  Exhibits and Reports on Form 8-K

  (A)    Exhibits:

         Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements Before Income Taxes for CIPS.

         Exhibit 27 Financial Data Schedule for CIPSCO (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

                                Financial Data Schedule for CIPS
                                (required for electronic filing only
                                in accordance with Item 601(c)(1)
                                of Regulation S-K).

  (B)    Reports on Form 8-K:

         None

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, CIPSCO Incorporated, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIPSCO Incorporated




Date:  November 14, 1994             /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                               (Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company




Date:  November 14, 1994             /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                             (Principal Accounting Officer)

                       CIPSCO INCORPORATED AND
                CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      EXHIBIT INDEX TO FORM 10-Q
               FOR THE QUARTER ENDED SEPTEMBER 30, 1994






Exhibit No.             Description
___________             ___________

   12         Computation of Ratio of Earnings
              to Fixed Charges and Computation of
              Ratio of Earnings to Fixed Charges
              plus Preferred Stock Dividend
              Requirements Before Income Taxes for CIPS.

   27         Financial Data Schedule for CIPSCO
              Financial Data Schedule for CIPS