Form 10-Q/A
period 1995-06-30
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1995-08-15
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                                FORM 10-Q/A

                              AMENDMENT NO. 1

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
                 Yes     X              No
                      _______               _______

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

CIPSCO INCORPORATED   Common stock, no par value,      34,069,542
                      shares outstanding at June 30, 1995

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock, no par value,      25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at June 30, 1995

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                   INDEX



                                                         PAGE NO.
                                                         ________

Item 5.  Other Matters . . . . . . . . . . . . . . . . .     3

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .     3

                        PART II.  OTHER INFORMATION



ITEM 5.  OTHER MATTERS

  Reference is hereby made to the CIPSCO Incorporated and Central Illinois Public Service Company Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995, as filed by the registrants with the Securities and Exchange Commission on August 14, 1995, (the "August 14, 10-Q"). The version of the Agreement and Plan of Merger, dated as of August 11, 1995, by and among CIPSCO Incorporated, Union Electric Company, Arch Holding Corp. and Arch Merger Inc. (the "Merger Agreement") which was filed as
Exhibit 2(a) to the August 14 10-Q (the "August 14 Exhibit 2(a)") and incorporated by reference into Item 5 of the August 14 10-Q inadvertently contained a proviso in Section 9.3 thereof which was not a part of the Merger Agreement and was not agreed to by the parties thereto. The full text of the correct version of the Merger Agreement is attached hereto as Exhibit 2(a), and incorporated herein by reference. All references to the Merger Agreement in Item 5 of the August 14 10-Q, including the incorporation by reference into such Item of the Merger Agreement, are hereby deemed to refer to the version of the Merger Agreement filed herewith.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Reference is hereby made to the Merger Agreement which was filed as the August 14 Exhibit 2(a) to the August 14 10-Q. The last three lines of Section 9.3(a) of the August 14 Exhibit 2(a) inadvertently contained a proviso which is not a part of the Merger Agreement executed and agreed to by the parties thereto. The full text of the correct Merger Agreement is attached as
Exhibit 2(a) hereto and supersedes the August 14 Exhibit 2(a) in its entirety.

  (a) Exhibits.

      Exhibit 2(a) -- Agreement and Plan of Merger, dated as of
                      August 11, 1995, by and among CIPSCO
                      Incorporated, Union Electric Company, Arch
                      Holding Corp., and Arch Merger Inc.