Form 10-Q
period 1995-09-30
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1995-11-13
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

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


CIPSCO INCORPORATED   Common stock, no par value, 34,069,542
                      shares outstanding at October 31, 1995

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock, no par value, 25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at October 31, 1995

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                 CONTENTS


                                                       Page No.
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income               4

           Consolidated Balance Sheets                     5

           Consolidated Statements of Cash Flows           6

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income                            7

           Balance Sheets                                  8

           Statements of Cash Flows                        9

         CONDENSED NOTES TO FINANCIAL STATEMENTS of
             CIPSCO Incorporated and Central Illinois
             Public Service Company                    10 - 17

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations for CIPSCO Incorporated and
           Central Illinois Public Service Company     18 - 25

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                26

Item 5.  Other Information                             26 - 34

Item 6.  Exhibits and Reports on Form 8-K                 35

Signatures                                             36 - 37

Exhibit Index                                             38

Exhibit 12                                                39

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

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended September 30, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                       CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Periods Ended September 30, 1995 and 1994
                     (in thousands except per share amounts)
                                   (unaudited)


                                    Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                    __________________  __________________

                                      1995      1994      1995      1994
                                    ________  ________  ________  ________
Operating Revenues:
  Electric......................... $228,198  $198,767  $544,886  $537,013
  Gas..............................   13,234    15,146    87,523   100,724
  Investment.......................    2,431     2,357     5,860     6,660
                                    ________  ________  ________  ________
     Total operating revenues......  243,863   216,270   638,269   644,397
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation.....   53,373    45,493   144,228   149,427
  Purchased power..................   18,981    14,486    45,219    40,587
  Gas costs........................    5,253     7,222    48,322    61,835
  Other operation..................   37,361    36,734   113,897   109,795
  Maintenance......................   16,018    14,375    46,690    45,378
  Depreciation and amortization....   21,005    20,162    62,280    60,610
  Taxes other than income taxes....   14,783    13,794    43,133    42,972
                                    ________  ________   _______  ________
     Total operating expenses......  166,774   152,266   503,769   510,604
                                    ________  ________   _______  ________
Operating Income...................   77,089    64,004   134,500   133,793
                                    ________  ________   _______  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary.......................    8,285     8,138    24,583    24,704
  Other interest charges...........      214       125       574       122
  Allowance for funds used during
  construction.....................     (240)     (251)     (649)     (735)
  Preferred stock dividends of
  subsidiary.......................      957       889     2,896     2,568
  Miscellaneous, net...............     (579)     (881)   (1,915)   (2,673)
                                    ________  ________   _______  ________
     Total interest and other
     charges.......................    8,637     8,020    25,489    23,986
                                    ________  ________   _______  ________

Income Before Income Taxes.........   68,452    55,984   109,011   109,807
                                    ________  ________  ________  ________
Income Taxes.......................   26,721    21,728    41,826    42,247
                                    ________  ________  ________  ________
Net Income......................... $ 41,731  $ 34,256  $ 67,185  $ 67,560
                                    ========  ========  ========  ========

Average Shares of Common Stock
Outstanding........................   34,070    34,108    34,070    34,108

Earnings per Average Share of
Common Stock....................... $   1.22  $   1.00  $   1.97  $   1.98



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994
                              (in thousands)


                                      September 30, December 31,
                                          1995         1994
                                      _____________ ____________
                                       (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric..........................  $2,287,538    $2,264,930
  Gas...............................     223,660       220,347
                                      __________    __________
                                       2,511,198     2,485,277
  Less-Accumulated depreciation.....   1,115,529     1,077,533
                                      __________    __________
                                       1,395,669     1,407,744
  Construction work in progress.....      51,940        31,816
                                      __________    __________
                                       1,447,609     1,439,560
                                      __________    __________
Current Assets:
  Cash..............................       1,696         1,963
  Temporary investments, at cost
  which approximates market.........       7,489         5,875
  Accounts receivable, net..........      78,261        67,579
  Accrued unbilled revenues.........      16,993        30,484
  Materials and supplies, at average
  cost..............................      39,595        39,817
  Fuel for electric generation, at
  average cost......................      40,058        30,305
  Gas stored underground, at average
  cost..............................      11,548        13,167
  Prepayments.......................      13,430        10,925
                                      __________    __________
                                         209,070       200,115
                                      __________    __________

Investments and Other Assets:
  Investment in marketable
  securities........................      46,574        43,929
  Investment in leveraged leases....      51,965        49,933
  Other.............................      58,145        43,820
                                      __________    __________
                                         156,684       137,682
                                      __________    __________
                                      $1,813,363    $1,777,357
                                      ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......  $  664,544    $  649,230
  Unrealized investment gains
    (losses), net...................         366        (1,617)
  Preferred stock of subsidiary.....      80,000        80,000
  Long-term debt of subsidiary......     478,850       459,619
                                      __________    __________
                                       1,223,760     1,187,232
                                      __________    __________

Current Liabilities:
  Long-term debt of subsidiary due
  within one year...................           -        15,000
  Short-term borrowings.............           -        14,985
  Accounts payable..................      48,955        54,021
  Accrued wages.....................      11,260         9,833
  Accrued taxes.....................      23,473        12,629
  Accrued interest..................       8,610         9,408
  Other.............................      51,210        31,488
                                      __________    __________
                                         143,508       147,364
                                      __________    __________

Deferred Credits:
  Accumulated deferred income taxes.     324,041       313,072
  Investment tax credits............      53,074        55,595
  Regulatory liabilities, net.......      68,980        74,094
                                      __________    __________
                                         446,095       442,761
                                      __________    __________
                                      $1,813,363    $1,777,357
                                      ==========    ==========

The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the Periods Ended September 30, 1995 and 1994
                              (in thousands)
                                (unaudited)


                                            Nine Months Ended
                                              September, 30,
                                           ______________________

                                              1995        1994
                                           __________  __________
Operating Activities:
  Net income.............................. $  67,185   $  67,560
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    62,280      60,610
    Allowance for equity funds used during
    construction (AFUDC)..................      (599)       (503)
    Deferred income taxes, net............     9,133       8,583
    Investment tax credit amortization....    (2,521)     (2,525)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................     2,809       4,416
    Fuel for electric generation..........    (9,753)     (6,201)
    Other inventories.....................     1,841        (956)
    Prepayments...........................    (2,505)      2,528
    Other assets..........................   (14,325)      6,472
    Accounts payable and other............    14,656       1,738
    Accrued wages, taxes and interest.....    11,473       5,216
  Other...................................    (6,340)     (1,996)
                                           _________   _________
 Net cash provided by operating
    activities............................   133,334     144,942
                                           _________   _________
Investing Activities:
  Utility construction expenditures,
  excluding AFUDC.........................   (66,243)    (64,184)
  Allowance for borrowed funds used
  during construction.....................       (49)       (231)
  Change in temporary investments.........    (1,614)     (1,354)
  Long-term investment in marketable
  securities..............................      (662)     (5,136)
  Long-term investment in leveraged
  leases..................................    (2,032)     (6,625)
                                           _________   _________
    Net cash used in investing activities.   (70,600)    (77,530)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (51,786)    (50,820)
  Proceeds from issuance of long-term
  debt of subsidiary......................    20,000           -
  Repayment of long-term debt of
  subsidiary..............................   (16,000)    (20,000)
  Repayment of short-term borrowings......   (14,985)        850
  Issuance expense, discount and premium..      (230)         11
                                           _________   _________
    Net cash used in financing activities.   (63,001)    (69,959)
                                           _________   _________

  Net decrease in cash....................      (267)     (2,547)
  Cash at beginning of period.............     1,963       4,630
                                           _________   _________
  Cash at end of period................... $   1,696   $   2,083
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $ 24,245    $  23,881
    Income taxes.......................... $ 23,432    $  25,923



The accompanying condensed notes to financial statements are an integral part of these statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               Statements of Income
                For the Periods Ended September 30, 1995 and 1994
                                  (in thousands)
                                   (unaudited)


                                    Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                    __________________  __________________
                                      1995      1994      1995      1994
                                    ________  ________  ________  ________
Operating Revenues:
  Electric......................... $228,213  $198,775  $544,914  $537,036
  Gas..............................   13,236    15,147    87,528   100,728
                                    ________  ________  ________  ________
     Total operating revenues......  241,449   213,922   632,442   637,764
                                    ________  ________  ________  ________

Operating Expenses:
  Fuel for electric generation.....   53,373    45,493   144,228   149,427
  Purchased power..................   18,981    14,486    45,219    40,587
  Gas costs........................    5,253     7,222    48,322    61,835
  Other operation..................   37,050    36,377   112,897   108,759
  Maintenance......................   16,017    14,374    46,689    45,375
  Depreciation and amortization....   20,780    20,041    61,814    60,227
  Taxes other than income taxes....   14,782    13,790    43,107    42,946
  Income taxes:
    Current........................   21,701    16,660    38,305    36,596
    Deferred, net..................    5,125     5,325     4,413     6,588
    Deferred investment tax
    credits, net...................     (840)     (842)   (2,521)   (2,525)
                                    ________  ________  ________  ________
     Total operating expenses......  192,222   172,926   542,473   549,815
                                    ________  ________  ________  ________
Operating Income...................   49,227    40,996    89,969    87,949
                                    ________  ________  ________  ________

Other Income and Deductions:
  Allowance for equity funds used
  during construction..............      222       172       599       503
  Nonoperating income taxes........     (279)     (117)   (1,099)     (604)
  Miscellaneous, net...............      625     1,021     2,325     3,171
                                    ________  ________  ________  ________
     Total other income and
     deductions....................      568     1,076     1,825     3,070
                                    ________  ________  ________  ________
Income Before Interest Charges.....   49,795    42,072    91,794    91,019
                                    ________  ________  ________  ________

Interest Charges:
  Interest on long-term debt.......    8,285     8,138    24,583    24,704
  Other interest charges...........      203       111       540       114
  Allowance for borrowed funds used
  during construction..............      (18)      (79)      (49)     (231)
                                    ________  ________  ________  ________
      Total interest charges.......    8,470     8,170    25,074    24,587
                                    ________  ________  ________  ________

Net Income.........................   41,325    33,902    66,720    66,432
Preferred Stock Dividends..........      957       889     2,896     2,568
                                    ________  ________  ________  ________
Earnings for Common Stock.......... $ 40,368  $ 33,013  $ 63,824  $ 63,864
                                    ========  ========  ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                 September 30, 1995 and December 31, 1994
                              (in thousands)


                                    September 30, December 31,
                                        1995          1994
                                    _____________ ____________
                                     (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric......................... $2,287,538    $2,264,930
  Gas..............................    223,660       220,347
                                    __________    __________
                                     2,511,198     2,485,277
  Less-Accumulated depreciation....  1,115,529     1,077,533
                                    __________    __________
                                     1,395,669     1,407,744
  Construction work in progress....     51,940        31,816
                                    __________    __________
                                     1,447,609     1,439,560
                                    __________    __________

Current Assets:
  Cash.............................      1,672         1,320
  Temporary investments, at cost
  which approximates market........      4,924         2,593
  Accounts receivable, net.........     78,790        67,686
  Accrued unbilled revenues........     16,993        30,484
  Materials and supplies, at average
  cost.............................     39,595        39,817
  Fuel for electric generation, at
  average cost.....................     40,058        30,305
  Gas stored underground, at average
  cost.............................     11,548        13,167
  Prepayments......................     13,333        10,839
                                    __________    __________
                                       206,913       196,211
                                    __________    __________
Other Assets.......................     48,946        42,879
                                    __________    __________
                                    $1,703,468    $1,678,650
                                    ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity...... $  585,983    $  574,745
  Preferred stock..................     80,000        80,000
  Long-term debt...................    478,851       459,619
                                    __________    __________
                                     1,144,834     1,114,364
                                    __________    __________

Current Liabilities:
  Long-term debt due within one
  year.............................          -        15,000
  Short-term borrowings............          -        14,985
  Accounts payable.................     48,407        53,900
  Accrued wages....................     11,260         9,833
  Accrued taxes....................     23,824        12,963
  Accrued interest.................      8,610         9,408
  Other............................     51,210        31,488
                                    __________    __________
                                       143,311       147,577
                                    __________    __________
Deferred Credits:
  Accumulated deferred income
  taxes............................    293,269       287,020
  Investment tax credits...........     53,074        55,595
  Regulatory liabilities, net......     68,980        74,094
                                    __________    __________
                                       415,323       416,709
                                    __________    __________
                                    $1,703,468    $1,678,650
                                    ==========    ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
             For the Periods Ended September 30, 1995 and 1994
                              (in thousands)
                                (unaudited)


                                            Nine Months Ended
                                              September 30,
                                           ______________________

                                              1995        1994
                                           __________  __________

Operating Activities:
  Net income.............................. $  66,720   $  66,432
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    61,814      60,227
    Allowance for equity funds used during
    construction (AFUDC)..................      (599)       (503)
    Deferred income taxes, net............     4,413       5,046
    Investment tax credit amortization....    (2,521)     (2,525)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................     2,387       4,458
    Fuel for electric generation..........    (9,753)     (6,201)
    Other inventories.....................     1,841        (956)
    Prepayments...........................    (2,494)      2,352
    Other assets..........................    (6,067)      6,682
    Accounts payable and other............    14,229       1,773
    Accrued wages, taxes and interest.....    11,490       4,832
  Other...................................    (5,874)     (1,612)
                                           _________   _________
    Net cash provided by operating
    activities............................   135,586     140,005
                                           _________   _________

Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (66,243)    (64,184)
  Allowance for borrowed funds used during
  construction............................       (49)       (231)
  Changes in temporary investments........    (2,331)     (4,147)
                                           _________   _________
    Net cash used in investing activities.   (68,623)    (68,562)
                                           _________   _________

Financing Activities:
  Proceeds from issuance of long-term
  debt....................................    20,000           -
  Repayment of long-term debt.............   (16,000)    (20,000)
  Repayment of short-term borrowings......   (14,985)          -
  Dividends paid:
    Preferred stock.......................    (2,896)     (2,568)
    Common stock..........................   (52,500)    (51,400)
  Issuance expense, discount and premium..      (230)         11
                                           _________   _________
    Net cash used in financing activities.   (66,611)    (73,957)
                                           _________   _________

  Net increase (decrease) in cash.........       352      (2,514)
  Cash at beginning of period.............     1,320       4,038
                                           _________   _________
  Cash at end of period................... $   1,672   $   1,524
                                           =========   =========
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $  24,245   $  23,871
    Income taxes.......................... $  27,622   $  29,218



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                                (unaudited)




Note 1.  GENERAL
________________

The consolidated financial statements presented herein include the accounts of CIPSCO INCORPORATED (CIPSCO), CENTRAL ILLINOIS PUBLIC SERVICE COMPANY (CIPS), and CIPSCO INVESTMENT COMPANY AND SUBSIDIARIES (CIC). CIPSCO and Subsidiaries are referred to as the "Company." CIPSCO has two first-tier subsidiaries: CIC, an investment subsidiary, and CIPS, an electric and gas public utility. Prior year amounts have been reclassified on a basis consistent with the September 30, 1995 presentation.

The financial statements of CIPS, a subsidiary of CIPSCO, include only the accounts of CIPS. Prior year amounts have been reclassified on a basis consistent with the September 30, 1995 presentation.


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

The estimated incurred costs relating to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, or from other parties. At September 30, 1995, $41.5 million has been deferred representing costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. The total of the costs deferred, net of recoveries from insurers and through rate riders described below, was $4.1 million at September 30, 1995.

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

The matter was appealed to the Illinois Supreme Court which, on April 20, 1995, issued an opinion which held that (i) clean-up costs are recoverable in rates; and (ii) use of a rider mechanism for recovery of such costs is appropriate. The Court also held that the evidence in the generic proceeding did not support the Illinois commission's decision to deny recovery of carrying costs associated with the unrecovered balance of clean-up costs. Accordingly, the Supreme Court reversed the Generic Order of the Illinois commission with regard to the recovery of carrying costs and remanded the case to the Illinois commission for further proceedings consistent with the Court's opinion. The Illinois commission has instituted such proceedings and all parties have agreed to a joint order which provides for the continued accrual of carrying charges associated with the unrecovered balance of clean-up costs as of the date of the Supreme Court order (April 20, 1995). A proposed order to that effect is under review by the Illinois commission.

On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five-year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.9 million from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS' environmental remediation activities and determine whether the revenues collected under the riders in 1993 are consistent with the amount of remediation costs prudently incurred.

The total costs to be incurred for the cleanup of these sites or the possible recovery from other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on the financial position, results of operations or liquidity of the Company or CIPS.

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

FERC PROPOSES RULEMAKING TO CREATE OPEN ACCESS TRANSMISSION SERVICE - In March 1995, the FERC issued a notice of proposed rulemaking (NOPR) through which the FERC intends to require all utilities subject to its jurisdiction to provide electric transmission service on a non-discriminatory basis to all interested parties. Under the NOPR as currently proposed the "open access" tariffs which are likely to be required are tariffs designed to provide transmission access to other utility systems on a basis comparable to the way a utility utilizes its own electric system. The proposed rules are designed to increase competition in bulk power markets. CIPS cannot predict when FERC will take final action on the NOPR or whether it will be adopted in its present form. CIPS does not anticipate that operating revenues or expenses will change materially as a result of the NOPR. Accordingly, management believes that the NOPR will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

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

LABOR DISPUTES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million dollars. A hearing, before an administrative law judge of the NLRB, was completed on April 25, 1995. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

OTHER ISSUES - CIPS is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental torts and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

Note 3.  REGULATORY ASSETS AND LIABILITIES
__________________________________________

Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation," applies to regulated entities whose rates are designed to recover the cost of providing service to customers through the ratemaking process. SFAS No. 71 allows certain costs that would normally be reflected in net income to be deferred on the balance sheet as regulatory assets. These costs are then amortized as the related amounts are reflected in rates. Under current accounting pronouncements, if a loss becomes probable, any unamortized balance, net of tax, would reduce net income. (See Note 4.)

The Company continually reviews regulatory assets and liabilities. As shown below, the Company is in a net regulatory liability position at September 30, 1995, and currently believes that there would be no material adverse impact on results of operations, financial position or liquidity if the Company or CIPS were to discontinue application of SFAS No. 71.

The components of regulatory assets and liabilities at September
30, 1995 are:

                Description                            Amount
                ___________                            ______
                                                   (in thousands)

Regulatory Assets:
   Deferred environmental remediation costs           $  4,096
   Other deferrals - primarily
     FERC 636 and Take-or-Pay costs                      1,851
   Unamortized costs relating to reacquired
     debt                                               13,694
                                                      ________
      Total Regulatory Assets - in
        Other assets on balance sheet                 $ 19,641
                                                      ========

Regulatory Liabilities:
   Clean Air Act credits, net                         $  1,430
   SFAS 109 - Income Taxes, net                         67,550
                                                      ________

      Total Regulatory Liabilities, Net               $ 68,980
                                                      ========

Regulatory Liabilities Net of Regulatory Assets       $ 49,339
                                                      ========

Note 4.  SFAS NO. 121
_____________________

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was issued in March 1995 and will be effective on January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS No. 121 also requires that regulatory assets which are no longer probable of recovery through future revenue to be charged to earnings. SFAS No. 121 is not expected to have an impact on the financial position, results of operations or liquidity of the Company or CIPS upon adoption.

Note 5.  VOLUNTARY SEPARATION PROGRAM
_____________________________________

Early in 1995, the Company offered a voluntary separation program to most of its salaried employees, which was accepted by 151 employees in February 1995. The Company recorded a $6.3 million one-time charge in the first quarter of 1995 based on estimates of the cost of separation benefits provided under the program. The detailed costs of the program consisted of separation payments of $5.5 million, educational benefits of $.4 million, and medical benefits of $.4 million. The separation payments were dependent upon ending salary and number of years employed, and ranged from 6 months to a maximum of 12 months pay per individual. The one-time charge reduced first quarter 1995 earnings by 11 cents per share. The Company estimates that the payback period (time frame over which resulting benefits will be derived through reduced operating expenses resulting from the program) will be approximately two years.

Note 6.  MERGER AGREEMENT
_________________________

On August 11, 1995, CIPSCO entered into an Agreement and Plan of Merger (the "Merger Agreement") with Union Electric Company, a Missouri corporation ("UE"), Arch Holding Corp., a newly formed Missouri corporation (which was recently renamed as Ameren Corporation) 50% owned by CIPSCO and 50% owned by UE ("Ameren"), and Arch Merger Inc., a newly formed Missouri corporation and wholly owned subsidiary of Ameren ("Merger Sub"), pursuant to which, among other things, Merger Sub will be merged with and into UE and CIPSCO will be merged with and into Ameren (the "Mergers"), with the result that UE and Central Illinois Public Service Company, an Illinois corporation and the wholly owned operating subsidiary of CIPSCO, as well as other direct subsidiaries of CIPSCO, will continue as wholly owned operating subsidiaries of Ameren. As a result of the Mergers, each outstanding share of UE's common stock, par value $5.00 per share ("UE Common Stock"), (other than shares with respect to which dissenters' rights are perfected under applicable state laws) will be converted into the right to receive one share of common stock of Ameren, par value $0.01 per share ("Ameren Common Stock"), each outstanding share of UE's preferred stock, without par value, (other than shares with respect to which dissenters' rights are perfected under applicable state laws), will remain outstanding and unchanged and each outstanding share of CIPSCO's common stock, without par value ("CIPSCO Common Stock") (including shares with respect to which dissenters' rights are perfected under applicable state laws) will be converted into the right to receive 1.03 shares of Ameren Common Stock (or cash in lieu of fractional shares otherwise deliverable in respect thereof). The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests."

Simultaneous with their execution and delivery of the Merger Agreement, UE and CIPSCO entered into stock option agreements (the "Stock Option Agreements"), pursuant to one of which UE granted CIPSCO the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,983,233 shares of Common Stock at a price of $35.94 per share, and pursuant to the other of which CIPSCO granted UE the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,779,838 shares of CIPSCO Common Stock at a price of $37.02 per share.

After the Mergers, Ameren will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended. The Mergers are conditioned upon, among other things, approval by holders of two-thirds of the Common Stock and of the preferred stock, without par value, of UE voting together as a single class, by holders of two-thirds of the CIPSCO Common Stock, and upon receipt of certain regulatory and governmental approvals.

The Merger Agreement and certain related matters will be submitted to shareholders of UE and CIPSCO for approval at meetings expected to be held later this year. Also, in November 1995, UE filed an application for approval of the merger with the Missouri Public Service Commission and CIPSCO and UE filed a joint application for approval of the merger with the Illinois Commerce Commission. Shortly thereafter, UE and CIPSCO will file a joint application for approval of the merger with the Federal Energy Regulatory Commission. In those applications, UE and CIPSCO seek recovery of merger transaction costs and a sharing of net merger savings between ratepayers and shareholders. The merger is expected to be consummated by the end of 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company and Union Electric Company entered into a Merger
Agreement dated August 11, 1995. Information concerning the agreement is included in Note 6 to the Condensed Notes to Financial Statements of this report.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries
("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1995-1999 period will be about $449 million, including about $7 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for the remainder of 1995 and for the 1996-1999 period include $108 million for scheduled debt retirements. Capital requirements for the 1995-1999 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements may be required. Included in the five-year construction forecast is an estimate of $40 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990.
CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. Maintaining the current compliance strategy, or adoption of certain alternatives in fuel and/or environmental strategies, could result in substantial increases in capital expenditures in the 1995-1999 period from the amounts shown above. Additional external financing could be required.

On June 9, 1995 CIPS issued $20 million First Mortgage Bonds, Medium-Term Note Series 1995-1, 6.49%, due June 1, 2005. The proceeds of this issue together with other funds were used for general corporate purposes, including replacement of funds used to pay at maturity the CIPS $10,000,000 First Mortgage Bonds, Series I, 4-1/2%, due May 1, 1993 and $20,000,000 First Mortgage Bonds, Series J, 4-1/2%, due May 1, 1994. CIPS has an effective shelf registration statement on file with the Securities and Exchange Commission which permits the issuance of an aggregate of up to $30 million of first mortgage bonds, medium-term notes and/or preferred stock. Other financing under the shelf will be for general corporate purposes including replacing funds used to pay the $15,000,000 First Mortgage Bonds, Series K, 4-5/8%, due June 1, 1995.

For the first nine months of 1995, 97% of CIPS' total capital requirements were provided from internal sources.

Common stock dividends paid for the twelve months ended September 30, 1995, resulted in a payout ratio of 82% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders in relation to net cash provided by operating activities for the same period were 41%.

In connection with consummation of the Mergers contemplated by the Merger Agreement described in Note 6 to the Condensed Notes to Financial Statements, it is expected that the Company will incur $9.3 million of transaction costs. Through September 30, 1995 these transaction costs were not material. The
Company expects that these transaction costs for 1995 will approximate $4.6 million (14 cents per share) and will be reflected in operating results for the fourth quarter.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the nine-month periods ended September
30, 1995 and 1994 are as follows:

                                           Nine Months Ended
                                             September 30,
                                        ________________________
                                             (in thousands)
The Company:                               1995           1994
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 67,185       $ 67,560
Common stock dividends paid              (51,786)       (50,820)
Other                                        (85)           (54)
                                        ________       ________
  Change in Shareholders' Equity        $ 15,314       $ 16,686
                                        ========       ========

                                           Nine Months Ended
                                             September 30,
                                        ________________________
                                             (in thousands)
CIPS:                                      1995           1994
                                        _________      _________
  Common Shareholder's Equity

Earnings for common stock               $ 63,824       $ 63,864
Common stock dividends paid              (52,500)       (51,400)
Other                                        (86)           (53)
                                        ________       ________
  Change in Shareholder's Equity        $ 11,238       $ 12,411
                                        ========       ========
OVERVIEW

The Company's earnings per share were $1.22 for the quarter ended September 30, 1995, compared to $1.00 per share earned during the same period in 1994. The increase primarily reflects higher electric sales due to hotter-than-normal temperatures in the third quarter this year compared to cooler-than-normal conditions a year ago. The Company's earnings per share were $1.97 for the nine months ended September 30, 1995, compared to $1.98 per share earned during the same period in 1994. The decrease is a result of lower revenues from wholesale power supply agreements due to expiration at year-end 1994 of a portion of a power supply agreement with a wholesale electric customer, and the one-time cost of the voluntary separation program effected in the first quarter of 1995 (see Note 5), both nearly offset by the increase in electric sales during the third quarter of 1995 previously mentioned.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for both the three- and nine-month periods ended September 30, 1995 and 1994 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                          Third Quarter      Nine Months Ended
                        Ended September 30,    September 30,
                        ___________________  __________________
                          1995       1994      1995      1994
                        ________   ________  ________  ________

CIPS
  Electric operating
   margin               $147,944   $131,649  $336,393  $328,457
  Gas operating margin     7,471      7,341    34,089    33,085
  Other deductions and
   interest expenses    (114,090)  (105,088) (303,762) (295,110)

  CIPS preferred stock
   dividends                (957)      (889)   (2,896)   (2,568)
                        ________   ________  ________  ________
    Total earnings
     for common stock     40,368     33,013    63,824    63,864
                        ________   ________  ________  ________


NON-UTILITY
  Investment revenues      2,381      2,213     5,440     6,151
  Other deductions
   and expenses           (1,018)      (970)   (2,079)   (2,455)
                        ________   ________  ________  ________
    Total non-utility
     net income            1,363      1,243     3,361     3,696
                        ________   ________  ________  ________
Consolidated net
 income                 $ 41,731   $ 34,256  $ 67,185  $ 67,560
                        ========   ========  ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three- and nine-month periods ended September 30, 1995, compared to the same periods in 1994 are presented below.

   The Company
                      Net Income
                    (in thousands)          Earnings Per Share
               ________________________  ________________________
               Three Months Nine Months  Three Months Nine Months
               ____________ ___________  ____________ ___________

     1995        $41,731      $67,185        $1.22        $1.97
     1994         34,256       67,560         1.00         1.98
                 _______      _______        _____        _____
     Increase
      (Decrease) $ 7,475      $  (375)       $ .22        $(.01)
                 =======      =======        =====        =====
     Percent
      Increase
      (Decrease)      22 %         (1)%         22 %         (1)%


   CIPS
                             Earnings for Common Stock
                                  (in thousands)
                         __________________________________
                         Three Months           Nine Months
                         ____________           ___________

     1995                  $40,368                $63,824
     1994                   33,013                 63,864
                           _______                _______
     Increase
      (Decrease)           $ 7,355                $   (40)
                           =======                =======
     Percent
      Increase                  22 %                    0 %


OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues increased 15% in the third quarter of 1995 compared to the third quarter of 1994 reflecting higher KWH sales due principally to hotter weather in 1995. KWH sales to residential and commercial customers increased 21% and 9%, respectively, due to the hotter weather while industrial electric sales, which are less weather sensitive, declined 3%. The decline in industrial sales was primarily attributable to two industrial customers which ceased operations in 1995. Public authorities and other revenues increased 59% in the third quarter of 1995 compared to the same period in 1994 due to inclusion in this category, in 1995, of gains on disposition of clean air emission credits which are included in revenues, but returned to customers through the fuel adjustment clause. Power supply agreement revenues for the third quarter of 1995 were 6% below those of the third quarter 1994 due to expiration at year-end 1994 of a portion of a power supply contract with a wholesale electric customer. Economy and emergency interchange sales and sales to cooperatives and municipals increased in the third quarter of 1995 compared to the same quarter in 1994 due primarily to the hotter weather in 1995.

Electric revenues and KWH sales increased 1% for the first nine months of 1995 compared to the same period in 1994 principally due to the warmer temperatures in the summer months of 1995. Electric revenues to residential and commercial customers increased 9% and 2%, respectively, for the first nine months of 1995 compared to 1994 due to increased sales caused by the hotter summer in 1995. Industrial revenues declined 2% due to a 1% decline in industrial electric sales, which are less weather sensitive. The decline in industrial sales was primarily attributable to two industrial customers which ceased operations in 1995. Public authorities and other revenues increased 44% in the first nine months of 1995 compared to the same period of 1994 due to inclusion in this category, in 1995, of gains on disposition of clean air emission credits which are included in revenues, but returned to customers through the fuel adjustment clause. Power supply agreement revenues for the first nine months of 1995 are 12% below those of the first nine months of 1994 due to expiration at year-end 1994 of a portion of a power supply contract with a wholesale electric customer. Economy and emergency interchange revenues declined 9% in the first nine months of 1995 compared to the same period in 1994 due to lower margins on the opportunity sales to other utilities.

The changes in electric revenue and KWH sales are shown below:

            CHANGES IN ELECTRIC REVENUE AND KILOWATTHOUR SALES
                    INCREASE (DECREASE) FROM PRIOR YEAR
                              (in thousands)
                       ____________________________________________________________________
                                  Third Quarter                     Nine Months
                        _________________________________ _________________________________
                        Revenue   Rev %     KWH     KWH % Revenue   Rev %     KWH     KWH %
                        ________  _____  _________  _____ ________  _____  _________  _____
Residential             $ 16,574   25 %   157,028    21 %  $14,624    9 %   118,009     6 %
Commercial                 5,954   12      58,331     9      2,558    2      27,584     1
Industrial                   144    0     (20,634)   (3)    (1,702)  (2)    (22,006)   (1)
Public Authorities
 and Other                 2,116   59       1,205     3      4,584   44       5,881     5
                        ________          _______         ________         ________
  Total Retail          $ 24,788   16 %   195,930     9 %  $20,064    5 %   129,468     2 %

Power Supply
 Agreements             $ (1,166)  (6)%    64,923    16 %  $(7,209) (12)%   (43,061)   (4)%
Interchange Sales
 (economy/emergency)       4,784   26     109,002    11     (5,082)  (9)     (1,235)    -
Cooperatives and
 Municipals                1,025   18      16,579    13        100    1       8,757     2
                        ________          _______         ________         ________
  Total Sales for
   Resale               $  4,643   10 %   190,504    12 % $(12,191)  (9)%   (35,539)   (1)%
                        ________          _______         ________         ________
  Total                 $ 29,431   15 %   386,434    11 %  $ 7,873    1 %    93,929     1 %
                        ========          =======         ========         ========

Gas revenues decreased 13% in the third quarter of 1995 compared to the same period in 1994 even though gas sales increased 24%. The revenue decline was principally due to lower purchased gas costs in 1995 which flow through to revenues through the Purchased Gas Adjustment clause (PGA). The commercial and industrial gas revenue decline of 14% and 33%, respectively, in the third quarter of 1995 over the same period in 1994 is due to both the decline in purchased gas costs discussed above, and to more customers transporting their own gas in 1995. Gas transportation revenues declined 6% in the third quarter of 1995 even though therms transported increased 47% over the same quarter in 1994. The increase in transported therms and reduced revenue in 1995 was caused by a change in the method of billing one large customer where revenues were reduced with corresponding reductions in the amount charged to gas costs.

Gas revenues decreased 13% in the first nine months of 1995 compared to the same period in 1994 due to milder weather in 1995 and lower purchased gas costs which flow through to revenues through the PGA. Residential gas revenues declined 9% in the first nine months of 1995 compared to 1994 due to milder weather in 1995. The commercial and industrial gas revenue decline of 14% and 39%, respectively, in the first nine months of 1995 over the same period in 1994 is due to both the decline in purchased gas costs discussed above, and to more customers transporting their own gas in 1995. Gas transportation revenues declined 7% in the first nine months of 1995 even though therms transported increased 16% over the same period in 1994. The increase in transported therms and reduced revenue in 1995 was caused by a change in the method of billing one large customer where revenues were reduced with corresponding reductions in the amount charged to gas costs.

The changes in gas revenues and therm sales are shown below.

                  CHANGES IN GAS REVENUE AND THERM SALES
                    INCREASE (DECREASE) FROM PRIOR YEAR
                              (in thousands)
                       ____________________________________________________________________
                                  Third Quarter                     Nine Months
                        _________________________________ _________________________________
                                                   Therms                            Therms
                        Revenue   Rev %   Therms      %   Revenue   Rev %   Therms      %
                        ________  _____  _________ ______ ________  _____  _________ ______
Residential             $   (587)  (7)%      246      3 %  $(5,891)  (9)%    (7,856)   (8)%
Commercial                  (419) (14)      (120)    (3)    (2,981) (14)     (3,890)  (10)
Industrial                  (803) (33)      (970)   (14)    (3,873) (39)     (8,300)  (30)
Transportation              (108)  (6)    11,451     47       (379)  (7)     14,029    16
Miscellaneous                  5   15          -      -        (77) (20)          -     -
                        ________          ______          ________         ________
  Total                 $ (1,912) (13)%   10,607     24 % $(13,201) (13)%    (6,017)   (2)%
                        ========          ======           ========        ========

OPERATIONS
__________

Fuel for electric generation increased 17% in the third quarter of 1995 compared to the third quarter of 1994. The increase corresponds to the higher retail sales levels in the third quarter of 1995. Fuel for electric generation decreased 3% in the first nine months of 1995 compared to 1994 because less generation was required for fewer sales due to the milder weather in the first half of 1995.

Purchased power increased 31% for the third quarter and 11% for the nine months ended September 30, 1995 compared with the same periods in 1994 reflecting an increase in marketable purchases made for resale to interchange economy and emergency customers.

Gas costs declined 27% for the third quarter and 22% for the first nine months of 1995 compared to the same periods in 1994 due to declines in gas requirements for the CIPS system and because of a substantially lower average cost per therm.

Other operation expenses increased 2% in the third quarter of 1995 compared to 1994 primarily due to general escalation in operating expenses. Other operation expenses increased 4% in the first nine months of 1995 compared to the same period in 1994 primarily due to a $6.3 million charge relating to the voluntary separation program offered to most salaried employees in February 1995. This charge was partially offset by reduced operating expenses in the remainder of the nine-month period.

Maintenance expenses increased 11% in the third quarter and 3% for the first nine months of 1995 compared to the same periods of 1994 due primarily to the scheduled timing of maintenance projects between periods.

Depreciation and amortization expense increased 4% in the third quarter and 3% for the first nine months of 1995 compared to 1994 due to normal plant additions.




Significant changes in the balance sheet accounts at September
30, 1995 compared to balances at December 31, 1994 are:

Fuel for electric generation, at average cost, increased 32% for the first nine months of 1995 due primarily to the additional purchase of coal to cover anticipated contract shortages which did not occur.

Other assets increased 33% for the first nine months of 1995 due primarily to an increase in non-utility energy related investments, the deferral of expenses relating to business systems development costs, and environmental remediation costs.

Other liabilities increased 63% for the first nine months of 1995 due primarily to postretirement medical costs accrued monthly during 1995 but not funded until year-end.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

  (1) Reference is made to the fifth paragraph under Item 3. Legal Proceedings in Part I on page 25 in the CIPSCO and CIPS combined 1994 Annual Report on Form 10-K (the "1994 Form 10-K") and to paragraph (2) under Item 1. Legal Proceedings in Part II on page 21 of the CIPSCO and CIPS combined Form 10-Q Quarterly Report for the quarter ended June 30, 1995 for information regarding May, et al v. Central Illinois Public Service Company and Hanson Engineers, Inc. On October 5, 1995, the court granted the plaintiffs' petition for voluntary dismissal of the lawsuit. It is management's expectation that the plaintiffs will file a new complaint, possibly before year-end 1995. A defendant in the case, Hanson Engineers, Inc., has been dismissed from the lawsuit. CIPS will continue to vigorously defend the action and believes it has meritorious defenses. Management believes that final disposition of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

Item 5.  Other Information

  (1) Reference is made to Item 1. Business - Competition -- Electric Business on page 9 in the 1994 Form 10-K for a discussion of the manner in which the competitive process appears to be evolving in the electric utility industry. At a recent meeting of the Technical Advisory Group of the Joint Committee on Electric Utility Reform, the management of CIPS discussed a CIPS proposal on competition and restructuring of the electric utility industry. CIPS' proposal centers around a two-step process. The first step would involve a three-year initial phase in which, beginning January 1, 1999, new retail electric customers with load of 5,000 kilowatts or greater, or customers with incremental additions to retail load of 5,000 kilowatts or greater, would be allowed direct access to Illinois public utilities, municipal power systems or electric cooperatives, other than their own local utility company, on a reciprocal basis. The second step of the proposal would allow, beginning January 1, 2002, any existing retail customer with electric load of 5,000 kilowatts or greater to have direct access to such suppliers on the same basis.

  (2) Two Illinois electric utilities recently filed with the Illinois commission proposed "open access" programs which would establish a pilot program under which customers within the authorized service area of each such utility would have the opportunity to obtain electric power from a supplier other than such utility. CIPS is monitoring the Illinois commission proceedings in which these proposals are being considered.

  (3) Reference is made to paragraph (6) under Item 5. Other Information in Part II on page 21 of the CIPSCO and CIPS combined Form 10-Q Quarterly Report for the quarter ended March 31, 1995 for information regarding the docket opened by the Illinois commission for purposes of revising the current purchased gas adjustment (PGA) clause mechanism. On October 3, 1995, the Illinois commission issued a final order in this matter. The order denies the proposal made by the Citizens Utility Board to remove pipeline demand charges and supplier demand charges from the PGA and instead recover them through base rates. The order does not allow sharing of "off-system" revenues between the utility and its customers as had been proposed by CIPS and other gas utilities. The order requires such revenues to be flowed back to customers through the PGA. Management believes that implementation of the revised PGA mechanism will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

  (4)    MERGER AGREEMENT WITH UNION ELECTRIC COMPANY

         As reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, CIPSCO, on August 11, 1995, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Union Electric Company. Further information concerning the Merger Agreement and proposed merger transaction is included in Note 6 to the Condensed Notes to Financial Statements in Part I of this report. Details of the proposed transaction will be included in the Joint Proxy Statement/ Prospectus which will be sent to the shareholders of both parties in connection with shareholder voting on the merger.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Mergers. The unaudited pro forma combined condensed balance sheet at September 30, 1995 gives effect to the Mergers as if they had occurred at September 30, 1995. The unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 1995 and 1994, and the twelve-month period ended September 30, 1995 give effect to the Mergers as if they had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

         The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Mergers been consummated on the date, or at the beginning of the periods, for which the Mergers are being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

                                 AMEREN CORP.
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                                BALANCE SHEET
                            AT SEPTEMBER 30, 1995
                            (Thousands of Dollars)
                                                     As Reported (Note 1)     Pro Forma
                                                   _______________________  Adjustments    Pro Forma
                                                        UE        CIPSCO    (Notes 2, 9)   Combined
ASSETS                                              ___________ __________  ____________  ___________
Property and plant
  Electric                                          $8,441,276  $2,287,538   $  374,294   $11,103,108
  Gas                                                  169,820     223,660            -       393,480
  Other                                                 35,007           -            -        35,007
                                                    __________  __________   __________   ___________
                                                     8,646,103   2,511,198      374,294    11,531,595
  Less accumulated depreciation and amortization     3,454,662   1,115,529      246,430     4,816,621
                                                    __________  __________   __________   ___________
                                                     5,191,441   1,395,669      127,864     6,714,974
  Construction work in progress:
    Nuclear fuel in process                            109,353           -            -       109,353
    Other                                              100,187      51,940        1,389       153,516
                                                    __________  __________   __________   ___________
         Total property and plant, net               5,400,981   1,447,609      129,253     6,977,843
Regulatory asset - deferred income taxes (Note 6)      726,788      45,589            -       772,377
Other assets:
  Unamortized debt expense                              45,733      16,813          673        63,219
  Nuclear decommissioning trust fund                    69,124           -            -        69,124
  Investments in nonregulated activities                     -      98,539            -        98,539
  Other                                                 22,635      41,332       (2,014)       61,953
                                                    __________  __________   __________   ___________
         Total other assets                            137,492     156,684       (1,341)      292,835
Current assets:
  Cash and temporary investments                        75,025       9,185          327        84,537
  Accounts receivable, net                             270,534      78,261       21,665       370,460
  Unbilled revenue                                      58,983      16,993            -        75,976
  Materials and supplies, at average cost -
    Fossil fuel                                         55,434      39,595        6,890       101,919
    Other                                               95,038      51,606        5,600       152,244
  Other                                                 34,031      13,430        3,527        50,988
                                                    __________  __________   __________   ___________
         Total current assets                          589,045     209,070       38,009       836,124
                                                    __________  __________   __________   ___________
Total Assets                                        $6,854,306  $1,858,952   $  165,921   $ 8,879,179
                                                    ==========  ==========   ==========   ===========
CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)                             $  510,619   $ 356,812   $ (866,059)  $     1,372
  Other stockholders' equity (Note 2)                1,848,477     308,098      866,059     3,022,634
                                                    __________  __________   __________   ___________
         Total common stockholders' equity           2,359,096     664,910            -     3,024,006
  Preferred stock of subsidiary                        219,147      80,000            -       299,147
  Long-term debt                                     1,764,343     478,850      130,000     2,373,193
                                                    __________  __________   __________   ___________
         Total capitalization                        4,342,586   1,223,760      130,000     5,696,346
Minority interest in consolidated subsidiary                 -           -        3,534         3,534
Accumulated deferred income taxes                    1,348,881     324,041       (5,842)    1,667,080
Accumulated deferred investment tax credits            168,068      53,074            -       221,142
Regulatory liability                                   219,525     114,569            -       334,094
Accumulated provision for nuclear decommissioning       70,797           -            -        70,797
Other deferred credits and liabilities                 160,417           -        5,613       166,030
Current liabilities:
  Current maturity of long-term debt                    69,295           -            -        69,295
  Short-term debt                                            -           -        6,800         6,800
  Accounts payable                                     107,436      48,955       20,101       176,492
  Wages payable                                         33,982      11,260            -        45,242
  Taxes accrued                                        209,132      23,473           86       232,691
  Interest accrued                                      57,372       8,610        2,885        68,867
  Other                                                 66,815      51,210        2,744       120,769
                                                    __________  __________   __________   ___________
         Total current liabilities                     544,032     143,508       32,616       720,156
                                                    __________  __________   __________   ___________
Total Capital and Liabilities                       $6,854,306  $1,858,952   $  165,921   $ 8,879,179
                                                    ==========  ==========   ==========   ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                                 AMEREN CORP.
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                     NINE MONTHS ENDED SEPTEMBER 30, 1995
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE          CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                  (Notes 1,4,10)  (Notes 1,3)   (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $  1,613,570    $   544,886   $  138,378    $  2,296,834
  Gas                                                   60,480         87,523            -         148,003
  Other                                                    318          5,860          244           6,422
                                                  ____________    ___________   __________    ____________
       Total operating revenues                      1,674,368        638,269      138,622       2,451,259

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           280,690        189,447       74,097         544,234
    Gas Costs                                           35,051         48,322            -          83,373
    Other                                              277,491        113,897       14,452         405,840
                                                  ____________    ___________   __________    ____________
                                                       593,232        351,666       88,549       1,033,447
  Maintenance                                          163,342         46,690       14,038         224,070
  Depreciation and amortization                        174,369         62,280       11,866         248,515
  Income taxes (Note 7)                                188,492         41,826        6,208         236,526
  Other taxes                                          166,944         43,133        1,496         211,573
                                                  ____________    ___________   __________    ____________
       Total operating expenses                      1,286,379        545,595      122,157       1,954,131

OPERATING INCOME                                       387,989         92,674       16,465         497,128

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         4,758            600            -           5,358
  Minority interest in consolidated subsidiary               -              -       (3,396)         (3,396)
  Miscellaneous, net                                    (8,772)         1,915       (5,153)        (12,010)
                                                  ____________    ___________   __________    ____________
       Total other income and deductions, net           (4,014)         2,515       (8,549)        (10,048)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                383,975         95,189        7,916         487,080

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             101,770         25,157        7,916         134,843
  Allowance for borrowed funds used during
    construction                                        (4,661)           (49)           -          (4,710)
  Preferred dividends of subsidiaries (Note 8)           9,938          2,896            -          12,834
                                                  ____________    ___________   __________    ____________
    Net interest charges and preferred dividends       107,047         28,004        7,916         142,967

NET INCOME                                        $    276,928    $    67,185   $        -    $    344,113
                                                  ============    ===========   ==========    ============
EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $2.71          $1.97                        $2.51
                                                         =====          =====                        =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,069,542    1,022,086     137,215,462
                                                  ============    ===========   ==========    ============


See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                               AMEREN CORP.
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                     NINE MONTHS ENDED SEPTEMBER 30, 1994
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE          CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                    (Note 1)       (Note 1)     (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $  1,586,088    $   537,013   $  181,129    $  2,304,230
  Gas                                                   62,653        100,724            -         163,377
  Other                                                    343          6,660          108           7,111
                                                  ____________    ___________   __________    ____________
       Total operating revenues                      1,649,084        644,397      181,237       2,474,718

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           256,906        190,014      117,952         564,872
    Gas Costs                                           45,928         61,835            -         107,763
    Other                                              280,216        109,795       14,380         404,391
                                                  ____________    ___________   __________    ____________
                                                       583,050        361,644      132,332       1,077,026
  Maintenance                                          140,105         45,378       13,465         198,948
  Depreciation and amortization                        168,135         60,610        9,035         237,780
  Income taxes (Note 7)                                194,065         42,247        7,787         244,099
  Other taxes                                          165,299         42,972        1,480         209,751
                                                  ____________    ___________   __________    ____________
       Total operating expenses                      1,250,654        552,851      164,099       1,967,604

OPERATING INCOME                                       398,430         91,546       17,138         507,114

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         4,340            504            -           4,844
  Minority interest in consolidated subsidiary               -              -       (4,110)         (4,110)
  Miscellaneous, net                                     3,259          2,673       (6,193)           (261)
                                                  ____________    ___________   __________    ____________
       Total other income and deductions, net            7,599          3,177      (10,303)            473

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                406,029         94,723        6,835         507,587

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             107,774         24,826        6,835         139,435
  Allowance for borrowed funds used during
    construction                                        (3,838)          (231)           -          (4,069)
  Preferred dividends of subsidiaries (Note 8)           9,939          2,568            -          12,507
                                                  ____________    ___________   __________    ____________
    Net interest charges and preferred dividends       113,875         27,163        6,835         147,873

NET INCOME                                        $    292,154    $    67,560   $        -    $    359,714
                                                  ============    ===========   ==========    ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $2.86          $1.98                        $2.62
                                                         =====          =====                        =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,107,706    1,023,231     137,254,771
                                                  ============    ===========   ==========    ============


See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                                 AMEREN CORP.
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                    TWELVE MONTHS ENDED SEPTEMBER 30, 1995
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE           CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                  (Notes 1,4,10)  (Notes 1,3)   (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $  1,997,016    $   705,300   $  202,438    $  2,904,754
  Gas                                                   83,936        125,218            -         209,154
  Other                                                    448          7,969          317           8,734
                                                  ____________    ___________   __________    ____________
       Total operating revenues                      2,081,400        838,487      202,755       3,122,642

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           353,345        251,300      113,763         718,408
    Gas Costs                                           49,218         71,530            -         120,748
    Other                                              372,846        144,170       20,024         537,040
                                                  ____________    ___________   __________    ____________
                                                       775,409        467,000      133,787       1,376,196
  Maintenance                                          220,997         66,488       19,649         307,134
  Depreciation and amortization                        232,279         82,769       16,607         331,655
  Income taxes (Note 7)                                200,848         48,661        8,160         257,669
  Other taxes                                          212,122         56,178        1,945         270,245
                                                  ____________    ___________   __________    ____________
       Total operating expenses                      1,641,655        721,096      180,148       2,542,899

OPERATING INCOME                                       439,745        117,391       22,607         579,743

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         6,186            726            -           6,912
  Minority interest in consolidated subsidiary               -              -       (4,840)         (4,840)
  Miscellaneous, net                                   (11,629)         2,744       (7,257)        (16,142)
                                                  ____________    ___________   __________    ____________
       Total other income and deductions, net           (5,443)         3,470      (12,097)        (14,070)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                434,302        120,861       10,510         565,673

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             135,108         33,551       10,510         179,169
  Allowance for borrowed funds used during
    construction                                        (6,336)          (107)           -          (6,443)
  Preferred dividends of subsidiaries (Note 8)          13,250          3,838            -          17,088
                                                  ____________    ___________   __________    ____________
    Net interest charges and preferred dividends       142,022         37,282       10,510         189,814

NET INCOME                                        $    292,280    $    83,579   $        -    $    375,859
                                                  ============    ===========   ==========    ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $2.86          $2.45                        $2.74
                                                         =====          =====                        =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,078,037    1,022,341     137,224,212
                                                  ============    ===========   ==========    ============

See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                                 AMEREN CORP.

     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS



 1. Reclassifications have been made to certain "as reported" account balances reflected in CIPSCO's and Union Electric's financial statements to conform to this reporting presentation (See Notes 6, 7 and 8). All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

 2. The pro forma combined condensed financial statements reflect the conversion of each share of Union Electric Common Stock ($5 par value) outstanding into one share of Ameren Common Stock ($.01 par value) and the conversion of each share of CIPSCO Common Stock (no par value) outstanding into 1.03 shares of Ameren Common
     Stock, as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

 3. Net income for the nine months and twelve months ended September 30, 1995 includes a pre-tax charge of $6.3 million for CIPSCO's voluntary separation program.

 4. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Mergers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings or the costs to achieve such savings have been reflected in the pro forma combined condensed financial statements. However, net income for the nine months and twelve months ended September 30, 1995 includes a charge with a $9 million impact on net income for merger transaction costs.

 5. Intercompany transactions (including purchased and exchanged power transactions) between Union Electric and CIPSCO during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

 6. CIPSCO's regulatory asset related to deferred income taxes was reclassified from the regulatory liability account balance to conform to this reporting presentation.

 7. CIPSCO's income taxes are reflected as operating expenses to conform to this reporting presentation.

 8. Currently, the Union Electric Preferred Stock is not issued by a subsidiary; subsequent to the Merger, the Union Electric Preferred Stock will be issued by a subsidiary of Ameren. As a result, Union Electric's preferred dividend requirements have been reclassified to conform to this reporting presentation.

 9. Pro forma adjustments have been made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the Merger. Prior to the Merger, Union Electric and CIPSCO held 40% and 20% ownership interests, respectively, in EEI and accounted for these investments under the equity method of accounting. All intercompany transactions between Union Electric, CIPSCO and EEI have been eliminated.

10. Net income for the nine and twelve months ended September 30, 1995 includes a one-time credit to Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $30 million.

Item 6.  Exhibits and Reports on Form 8-K

  (A)    Exhibits:

    Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend
                                    Requirements Before Income Taxes for
                                    CIPS.

    Exhibit 27.1 Financial Data Schedule for CIPSCO (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

    Exhibit 27.2 Financial Data Schedule for CIPS (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

  (B)    Reports on Form 8-K:

              None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, CIPSCO Incorporated, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIPSCO Incorporated




Date:  November 13, 1995          /s/  L. E. Marlett
                                       L. E. Marlett
                                       Controller
                               (Chief Accounting Officer)

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company




Date:  November 13, 1995           /s/ L. E. Marlett
                                       L. E. Marlett
                                       Controller
                             (Principal Accounting Officer)

                           CIPSCO INCORPORATED AND
                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995




Exhibit No.                        Description
___________                        ___________

   Exhibit 12            Computation of Ratio of Earnings
                         to Fixed Charges and Computation of
                         Ratio of Earnings to Fixed Charges
                         plus Preferred Stock Dividend
                         Requirements Before Income Taxes for
                         CIPS.

   Exhibit 27.1          Financial Data Schedule for CIPSCO

   Exhibit 27.2          Financial Data Schedule for CIPS