Form 10-K
period 1995-12-31
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1996-03-12
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995
                                    OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________to_________

Commission  Registrant; State of Incorporation;   IRS Employer
File Number    Address; and Telephone Number   Identification No.
___________ __________________________________ __________________

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

                                         Name of Each Exchange
     Title of Class                       on Which Registered
     _______________                     _____________________

CIPSCO INCORPORATED
     Common Stock, without par value      New York Stock Exchange
                                          Chicago Stock Exchange

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
     None


Securities registered pursuant to Section 12(g) of the Act:

CIPSCO INCORPORATED, None

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY,
     Cumulative Preferred Stock, par value $100 per share

     Depositary Shares, each representing one-fourth of a share of 6.625% Cumulative Preferred Stock, Par Value $100 Per
     Share

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ___      ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value at February 1, 1996 of the voting stock held by non-affiliates of CIPSCO Incorporated (CIPSCO) - $1,365,052,700 - Common Stock, without par value. Number of shares outstanding of each of CIPSCO's classes of common stock at February 1, 1996: 34,069,542 shares of Common Stock, without par value.

     Aggregate market value at February 1, 1996 of the voting stock held by non-affiliates of Central Illinois Public Service Company (CIPS) - $20,396,800 - Cumulative Preferred Stock (par value $100 per share) [Note: Excludes value of 400,000 shares of Cumulative Preferred Stock for which CIPS has been unable to determine market value.] Number of shares outstanding of each of CIPS' classes of common stock at February 1, 1996: 25,452,373 shares of Common Stock, without par value (all owned by CIPSCO).

                   Documents Incorporated By Reference:

     A portion of CIPSCO's Proxy Statement relating to its 1996
Annual Meeting of Shareholders is incorporated by reference in
Part III hereof.

     A portion of CIPS' Proxy Statement relating to its 1996
Annual Meeting of Shareholders is incorporated by reference in
Part III hereof.

=================================================================

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                       1995 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS

                                  PART I
                                                             PAGE
Item 1.   Business
             CIPSCO Incorporated and its Subsidiaries. . . . . . .       5
               General . . . . . . . . . . . . . . . . . . . . . .       5
               Merger  . . . . . . . . . . . . . . . . . . . . . .       5
             Non-Utility Subsidiary - CIPSCO Investment Company. .       6
               General . . . . . . . . . . . . . . . . . . . . . .       6
             Utility Subsidiary - Central Illinois Public
                 Service Company . . . . . . . . . . . . . . . . .       6
               General . . . . . . . . . . . . . . . . . . . . . .       6
               Revenues. . . . . . . . . . . . . . . . . . . . . .       7
               Competition -- General. . . . . . . . . . . . . . .       9
               Competition -- Electric Business. . . . . . . . . .       9
               Competition -- Gas Business . . . . . . . . . . . .      12
               Utility Industry. . . . . . . . . . . . . . . . . .      12
               Construction Program and Financing. . . . . . . . .      12
               Rate Matters. . . . . . . . . . . . . . . . . . . .      14
               Electric Operations . . . . . . . . . . . . . . . .      16
               Electric Power Sales/Participation Agreements . . .      17
               Gas Operations. . . . . . . . . . . . . . . . . . .      18
               Fuel. . . . . . . . . . . . . . . . . . . . . . . .      20
               Regulation. . . . . . . . . . . . . . . . . . . . .      21
               Environmental Matters . . . . . . . . . . . . . . .      21
               Employees . . . . . . . . . . . . . . . . . . . . .      23
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .      23
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      25
Item 4.   Submission of Matters to a Vote of Security Holders. . .      25
          Executive Officers of the Registrants. . . . . . . . . .      25

                                  PART II

Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . .      28
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .      29
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .      30
Item 8.   Financial Statements and Supplementary Data. . . . . . .      41
          CIPSCO Consolidated Financial Statements . . . . . . . .      41
          Report of Independent Public Accountants . . . . . . . .      45
          Notes to Consolidated Financial Statements . . . . . . .      46
          CIPS Financial Statements. . . . . . . . . . . . . . . .      69
          Report of Independent Public Accountants . . . . . . . .      73
          Notes to Financial Statements  . . . . . . . . . . . . .      74
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .      80

                                 PART III

Item 10.  Directors and Executive Officers of the Registrants. . .      80
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .      81
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .      81
Item 13.  Certain Relationships and Related Transactions . . . . .      82

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . .      82
          Signatures . . . . . . . . . . . . . . . . . . . . . . .      95
          Exhibits . . . . . . . . . . . . . . . . . . . . . . . .      97

                                  PART I



Item 1.  Business

                 CIPSCO INCORPORATED AND ITS SUBSIDIARIES
                 ________________________________________

     GENERAL. CIPSCO Incorporated (CIPSCO) was incorporated in the State of Illinois on July 11, 1986. CIPSCO has two first-tier subsidiaries: CIPSCO Investment Company (CIC), an investment subsidiary, and Central Illinois Public Service Company (CIPS), an electric and gas public utility engaged in the sale of electricity and natural gas in portions of central and southern Illinois. CIPSCO and Subsidiaries are sometimes referred to as the "Company."

     Effective October 1, 1990, CIPSCO became the parent holding company of CIPS. CIPSCO owns 100% of the outstanding common stock of CIPS representing in excess of 96% of the voting securities of CIPS.

     CIPSCO's business is conducted through properties and employees of CIPS and CIPSCO reimburses CIPS for their use. Each of CIPSCO's officers is also an officer of CIPS. CIPSCO's principal executive office is located in Springfield, Illinois.

     CIPSCO is a public-utility holding company as defined in the Public Utility Holding Company Act of 1935 (the "Holding Company Act"), but is exempt, by virtue of an order issued September 18, 1990, from all the provisions of the Holding Company Act except provisions relating to the acquisition of securities of public utility companies. CIPSCO is not subject to regulation as a utility under the Illinois Public Utilities Act or the Federal Power Act.

     The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS and on amounts earned by CIPSCO on its other investments.

     MERGER. On August 11, 1995, CIPSCO entered into an Agreement and Plan of Merger (the "Merger Agreement") with Union Electric Company ("UE"), of St. Louis, Missouri. As a result of the proposed business combination, a new public utility holding company - Ameren Corporation ("Ameren") - will become the parent of CIPS, UE and the other direct subsidiaries of CIPSCO. Ameren will be a registered holding company under the Holding Company Act. When the Merger is completed, each outstanding share of common stock of CIPSCO will be converted into 1.03 shares of Ameren common stock and each outstanding share of common stock of UE will be converted into one share of Ameren common stock. The transaction is expected to be tax-free to shareholders for federal income tax purposes and to be accounted for as a "pooling of interests." Shareholders of both companies approved the Merger Agreement on December 20, 1995. Under the Merger Agreement, approximately 63,900 electric and 18,200 natural gas customers of UE located in Illinois would become customers of CIPS (assuming regulatory approval is obtained). Following certain regulatory and governmental approvals, the merger is expected to be effective early in 1997.

     Additional information relating to the merger can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations - Ameren Corporation and in Note 2 of the Notes to Consolidated Financial Statements included under
Item 8 of this report.

     UE serves about 1,130,000 electric customers and 121,000 gas customers in Missouri and Illinois. At December 31, 1995 it had assets of $6.8 billion. For 1995, UE had electric revenues of about $2.014 billion, gas revenues of $88 million and net income of $314.1 million. Further information concerning UE is contained in its Annual Report on Form 10-K for the year ended December 31, 1995 and other reports to be filed with the Securities and Exchange Commission. See "Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric" contained under Item 14 of this report for selected historical and unaudited pro forma combined condensed financial information of CIPSCO and UE.

            NON-UTILITY SUBSIDIARY - CIPSCO INVESTMENT COMPANY
            __________________________________________________

     GENERAL. CIPSCO Investment Company (CIC), an Illinois corporation and the non-utility subsidiary of CIPSCO, was incorporated on October 2, 1990. CIC was formed for the purpose of managing non-utility investments and providing investment management services to CIPSCO and its affiliates. CIC's investment portfolio includes money-market investments, common stocks, mutual funds, hedged preferred stocks, hedged common stocks, and equity interests in lease transactions and energy related projects. Investments are held in the four subsidiaries of CIC: CIPSCO Securities Company, CIPSCO Leasing Company, CIPSCO Energy Company and CIPSCO Venture Company. CIPSCO Securities Company invests in marketable securities, CIPSCO Leasing Company makes long-term investments in leveraged lease transactions, CIPSCO Energy Company makes investments in energy-related projects and CIPSCO Venture Company makes investments within the CIPS utility service territory.

       UTILITY SUBSIDIARY - CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
       ____________________________________________________________

     GENERAL. Central Illinois Public Service Company (CIPS), an Illinois corporation, was organized in 1902. CIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. CIPS generates, transmits and distributes electricity and, through interchange agreements with other utility systems, purchases and sells power on a firm basis, in emergency situations or when economical to do so. CIPS sells and distributes natural gas which it purchases from natural gas producers and other suppliers and transports natural gas purchased by end-users directly from suppliers. The principal executive offices of CIPS are located in Springfield, Illinois.

     CIPS furnishes electric service to about 321,000 retail customers in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. See Business - Electric Operations and - Electric Power Sales/Participation Agreements regarding certain electric power arrangements with other utility systems.

     CIPS also furnishes natural gas service to about 167,000 retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas and provides gas transportation service to about 330 end-users. CIPS furnishes both electric and natural gas service in 236 of the communities served by it.

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

     REVENUES. The total operating revenues of CIPS for the year 1995 were $833,119,000 of which about 84% was derived from the sale of electricity and about 16% from the sale of natural gas.
The retail electric revenues were derived approximately as
follows (percentage of total electric operating revenue):  33%
from residential customers, 26% from commercial customers, 16% from industrial customers and 3% from public authorities and other. The electric revenues from sales for resale were derived approximately as follows (percentage of total electric operating revenue): 10% from power supply agreements, 9% from interchange sales (economy/emergency) and 3% from cooperatives and municipal customers. Sales of power to the petroleum, related petrochemical industries and to the coal mining industry contributed about 6% of total electric revenues. Sales to these three industries accounted for approximately 33% of the 1995 electric revenue derived from the industrial customer group. Revenues from the coal mining industry may decline in the future as a result of declining consumption of Illinois coal, as many industrial coal customers shift to lower sulfur coal or other fuels as a means of complying with the Clean Air Act Amendments of 1990. The natural gas revenues for the year 1995 were derived approximately as follows: 66% from residential customers, 22% from commercial customers, 6% from industrial customers and 6% from transportation service customers and miscellaneous.

     The sources of the operating revenues of CIPS for the years indicated were as follows:

          Electric                        1995      1994      1993
          ________                        ____      ____      ____
                                               (in thousands)
Residential . . . . . . . . . . .       $230,103  $213,377  $219,510
Commercial. . . . . . . . . . . .        180,831   178,723   176,154
Industrial. . . . . . . . . . . .        116,030   118,917   112,382
Public authorities and other. . .         19,828    13,799    15,144
                                        ________  ________  ________
    Total retail revenues . . . .        546,792   524,816   523,190
                                        ________  ________  ________
Power supply agreements . . . . .         70,333    78,613    69,668
Interchange sales (economy/
  emergency). . . . . . . . . . .         64,188    71,779    74,644
Cooperatives and municipals . . .         22,196    22,250    21,347
                                        ________  ________  ________
   Total sales for resale . . . .        156,717   172,642   165,659
                                        ________  ________  ________
   Total electric revenues. . . .       $703,509  $697,458  $688,849
                                        ========  ========  ========

         Natural Gas                      1995      1994      1993
         ___________                      ____      ____      ____
                                               (in thousands)
Residential . . . . . . . . . . .       $ 85,202  $ 86,919  $ 92,213
Commercial. . . . . . . . . . . .         28,234    30,577    32,023
Industrial. . . . . . . . . . . .          8,464    12,897    12,139
Transportation service. . . . . .          7,335     7,586     8,915
Miscellaneous . . . . . . . . . .            375       445       417
                                        ________  ________  ________
  Total gas revenues. . . . . . .       $129,610  $138,424  $145,707
                                        ========  ========  ========

  The portions of operating income of CIPS, before income taxes, attributable to electric operations were approximately
$137,379,000 (92%) in 1995, $147,070,000 (93%) in 1994 and
$154,779,000 (95%) in 1993. The portions of operating income, before income taxes, attributable to gas operations were approximately $12,192,000 (8%) in 1995, $11,528,000 (7%) in 1994,
and $7,621,000 (5%) in 1993.

  Identifiable assets relating to electric and gas operations were as follows:
                                      1995        1994        1993
                                      ____        ____        ____
                                           (in thousands)

Electric operations . . . . . .    $1,495,433  $1,469,601  $1,459,073
Gas operations. . . . . . . . .       181,677     176,788     177,857
Other . . . . . . . . . . . . .        37,695      32,261      31,532
                                   __________  __________  __________
  Total assets. . . . . . . . .    $1,714,805  $1,678,650  $1,668,462
                                   ==========  ==========  ==========

  COMPETITION -- GENERAL. In order to assess the various opportunities emerging in the electric and natural gas energy marketplace and to implement strategies which take advantage of those opportunities, effective January 1, 1995, CIPS established a new marketing function. The efforts of this new function are being directed at product and service development programs, customer retention and economic development. As a result of the marketing efforts emphasized during this past year, CIPS has introduced consumer products related to lighting and home safety, provided added customer service options and technical energy and industrial process service assistance.

During 1995, CIPS continued its "business process re-engineering" program focusing on two major areas: field operations (including general office departments directly supporting field operations) and power generation (including general office departments directly supporting the power stations). In February 1995, multi-disciplined teams were formed to study each of these areas, with the objective of significantly reducing costs, improving customer satisfaction, and achieving the Company's strategic goals. Late in 1995 a pilot program in each area was initiated to confirm the effectiveness of various recommendations submitted by the teams. Further implementation of the teams' recommendations will occur in 1996.

Early in 1995, CIPS instituted a voluntary separation program. Under the program, eligible employees could leave CIPS and receive a package of benefits. Of the employees eligible to participate, 151 accepted the offer which was made available through February 25, 1995. The costs related to the program were approximately $5.8 million, which had the effect of reducing the Company's 1995 earnings per share by 10 cents. (See Note 15 of the Notes to Consolidated Financial Statements included herein.)

  COMPETITION -- ELECTRIC BUSINESS. Competition among suppliers of electric energy is increasing. In particular, competition for interchange sales, which is based primarily on price and availability of energy, has become much more intense in recent years.

     CIPS is responding to overall increased competition for retail sales in a number of ways designed to lower its costs and increase sales to existing customers and to expand to new customers. Since instituting an economic development incentive rate in 1985 as described below, the CIPS economic development program has been expanded to include new customer and community development initiatives. The Key Account Program is an ongoing program in which senior management plays a critical role in communicating CIPS' competitive advantages to its largest industrial customers. Additional services to customers have included energy technology assistance and market development programs. CIPS works in partnership with communities throughout the service area to implement projects to respond to growth opportunities. This, in combination with the ongoing business development initiatives including industrial site location assistance, community profiles and technical development services, is designed to maximize economic development throughout the CIPS territory. In addition to a general program of controlling costs, in 1987 CIPS initiated a major program of renegotiating long-term coal supply contracts. Savings from these renegotiation efforts continued during 1995. Further renegotiation is expected in 1996. This program has helped and will continue to help CIPS control its fuel costs.

  In January 1985, CIPS first received approval from the Illinois Commerce Commission (the "Illinois commission") for an economic development rate. The rate is designed to encourage industrial expansion and stimulate job creation in the service territory of CIPS. Under the economic development rate, each qualifying electric customer receives lower incentive rates for incremental load for a maximum period of five years. In June 1986, CIPS received further approval which grants flexibility to negotiate agreements to fit the specific needs of certain industrial prospects.
Effective June 13, 1994 the Illinois commission granted CIPS approval to offer qualifying customers the economic development rate through January 1, 2000. The scope of the rate was broadened to include those customers who receive service under the commercial time of use rate classification. In addition, the minimum incremental load necessary to qualify for the special contract provision was lowered to 500 KW from 2,000 KW. Since the rate was instituted in 1985, about 175 new or existing business expansions have led to the creation of over 10,450 new jobs in the CIPS service territory. In addition, on July 10, 1995, CIPS filed a tariff rider with the Illinois commission applicable to existing electric service customers billed on certain commercial and industrial rates. This rider allows CIPS to negotiate contractual rates with customers at rates equal to or greater than the incremental costs of serving that customer.
Such contracts are intended for customers having the potential to utilize an energy source other than CIPS' electric service and/or where the total or partial loss of customer load is imminent.
This will allow CIPS to maintain a positive contribution to fixed costs and avoid permanent loss of revenue. Recent court challenges threaten the confidentiality of negotiated contracts with large customers. Illinois utilities are currently seeking legislation which would allow special contracts to be kept confidential.

  CIPS faces competition from non-utility generators of power such as cogenerators, independent power producers and exempt wholesale generators. The National Energy Policy Act of 1992 ("NEPA"), among other things, creates exempt wholesale generators who are largely exempt from traditional utility regulation.
Under NEPA these producers may gain access to utility transmission lines. These and other developments will enhance competition over time and will give customers and CIPS opportunities to take advantage of competitive markets. At the retail level, large customers may decide to install cogeneration or other facilities and supply their own electricity which will increase pressures on CIPS to be a low cost provider.

  Additional competition may result from action by the Illinois General Assembly in naming a special legislative committee and charging it with developing a proposal to introduce competition into retail electric markets in Illinois. The legislative committee submitted a preliminary report to the General Assembly in December 1995. The committee continues to encourage participation by all interested parties in deliberations of the Technical Assistance Group, of which CIPS is a member, as a final legislative proposal is developed. The special committee must submit a proposal to the General Assembly by November 1996.

  CIPS has developed a proposal on competition and restructuring of the electric utility industry for Illinois. CIPS' proposal centers around a two-step process. The first step would involve a three-year initial phase in which, beginning January 1, 1999, new retail electric customers with load of 5,000 kilowatts or greater, or customers with incremental additions to retail load of 5,000 kilowatts or greater, would be allowed direct access to Illinois suppliers of electricity other than their own local utility company, on a reciprocal basis. The second step of the proposal would allow, beginning January 1, 2002, any existing retail customer with electric load of 5,000 kilowatts or greater to have direct access to any other suppliers on the same basis, regardless of the suppliers location.

  Two Illinois electric utilities recently filed with the Illinois commission proposed "open access" programs which would establish a pilot program under which certain customers within the authorized service area of each such utility would have the opportunity to obtain electric power from a supplier other than such utility. CIPS is monitoring the Illinois commission proceedings in which these proposals are being considered. These pilot programs differ from the regulatory reform process in that they are temporary in nature and are filed pursuant to the existing Illinois Public Utilities Act.

  During 1995, CIPS had generating capacity sales agreements with other utility systems which represented approximately 515 megawatts or 18% of CIPS' total generating capacity. Effective January 1, 1995, one utility system reduced its participation by 115 megawatts as a result of a scheduled contract reduction.
(See Business - Utility Subsidiary - Central Illinois Public Service Company - Electric Power Sales/Participation Agreements.)

  Additional information relating to competition can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations
(1993-1995) - Regulation and Competition.

  COMPETITION -- GAS BUSINESS. Competition in the natural gas industry is increasing. For a number of years, CIPS customers have had the ability to purchase natural gas from producers or other suppliers and transport that gas through the interstate pipelines and the CIPS system. CIPS collects a rate for transportation through its system. Recent policies of the Federal Energy Regulatory Commission ("FERC") such as Order 636 (see Gas Operations below) have increased the competitive nature of the gas business. In certain cases customers have the ability to receive their gas supply directly from pipelines and bypass the CIPS system. Illinois utilities, under special rate provisions authorized by the Illinois commission, are authorized to negotiate special contractual sales arrangements with their larger natural gas customers as a means of retaining such customers. CIPS has negotiated or is currently negotiating with a number of its larger industrial gas customers regarding flexible rates to address the more competitive environment in which CIPS is operating. While CIPS has had to provide lower rates to retain some customers, CIPS has used this same flexibility to obtain some new loads.

  UTILITY INDUSTRY. CIPS is experiencing some of the problems common to electric and gas utility companies, namely, increased competition for customers, increased construction costs, delays and uncertainties in the regulatory process and costs of compliance with environmental and other laws and regulations.

  CONSTRUCTION PROGRAM AND FINANCING. Total construction expenditures for CIPS for 1996 through 2000 are estimated at $510 million. For 1996, anticipated construction expenditures are $98 million for replacements and improvements and consist of about $23 million for electric production facilities, $7 million for electric transmission facilities, $57 million for electric distribution and general facilities, and $11 million for gas utility facilities. Included in the projected 5-year amounts is about $76 million for environmental compliance, including compliance with regulations under the Clean Air Act
Amendments of 1990. In addition to construction funds, projected capital requirements for the 1996-2000 period include $133 million for scheduled debt retirements. While capital requirements for the 1996-2000 period are expected to be met primarily through internally generated funds, external financing will be required to fund scheduled debt retirements. In addition, up to $100 million of external financing is expected to be required to fund the construction program. CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. Depending on the alternative selected, construction expenditures could increase the five-year forecast by as much as $50 million over the 1996-2000 period. In addition, adoption of certain alternatives in fuel and/or environmental strategies could result in substantial increases in other capital requirements in the 1996-2000 period from the amounts shown above. External financing to fund such additional capital requirements would be required. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements and - Consolidated Results of Operations (1993-1995) - Clean Air Act and - Fuel Strategies.)

  CIPS continuously reviews its construction program, which may be affected by numerous factors, including availability and cost of capital, the rate of load growth, escalation of construction costs, fuel strategies, changes in governmental and environmental regulations, customers' patterns of consumption and conservation of energy and, the adequacy of rate relief. Load growth projections are subject to a number of uncertainties due to various influences on customer consumption, economic conditions and the effect of rates on consumption and peak load demand.

  CIPS has no electric generating units under construction.
On June 30, 1995, CIPS filed its current "least cost resource" plan with the Illinois commission. The plan includes the 20-year generating unit plan of the utility. As demonstrated by the plan, CIPS is not expected to require additional generating capacity or demand-side resources during the 1996-2016 planning period. Pursuant to the plan, CIPS will engage in several demand-side management activities intended to enhance its capability to deliver demand-side management resources in the future.

  For a discussion of the funds requirements for the period 1996-2000 and the assumptions as to the sources of funds to meet those requirements, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements.

  Under an effective shelf registration statement placed on file with the Securities and Exchange Commission in October 1994, CIPS has remaining authority to issue an aggregate of up to $29 million of first mortgage bonds, medium-term notes and/or preferred stock through December 31, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company -- Capital and Financing Requirements.

  The issuance by CIPS of first mortgage bonds, medium-term notes and/or other secured debt securities, common stock, preferred stock and certain unsecured debt securities is subject to the receipt of necessary regulatory approvals. See Business - Utility Subsidiary - Central Illinois Public Service Company - Regulation.

  The Mortgage Indenture of CIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of CIPS (determined after deducting income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. At December 31, 1995, the more restrictive of these requirements was the "net earnings" test. The "net earnings" of CIPS for the year ended December 31, 1995, so computed, were equal to 5.10 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 1995. Based on the "net earnings" of CIPS (so computed) for the year ended December 31, 1995, and the bonds outstanding under the Mortgage Indenture at December 31, 1995, CIPS could have issued about $461 million of additional first mortgage bonds under the foregoing interest coverage provision (assuming an annual interest rate of 6.90% on such bonds).

  The Articles of Incorporation of CIPS provide, in effect, that so long as any CIPS preferred stock is outstanding, CIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of CIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or (b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of CIPS. For the year ended December 31, 1995, the "gross income available for interest" of CIPS equalled
2.83 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 1995. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 6.35%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles.

  RATE MATTERS. The most recent CIPS retail rate case before the Illinois commission resulted in electric and natural gas rate increases which became effective March 20, 1992. In its decision, the Illinois commission allowed a return on net original cost rate base of 9.77% (electric) and 9.88% (natural gas) reflecting a return on common equity of 12.28% (electric) and 12.50% (natural gas).

  In April 1993 billing to customers, CIPS began recovering amounts under environmental adjustment clause riders for the cleanup and restoration of former manufactured gas plant sites (environmental remediation sites). A total of $2.9 million was collected from customers through December 31, 1993 under the riders and no amounts have been collected since January 1994.
The Illinois commission has initiated reconciliation proceedings to determine whether the costs incurred by CIPS for environmental remediation activities in 1993 and 1994 were prudently incurred costs and whether revenues collected under the riders can be reconciled with the level of prudent costs incurred for environmental remediation activities. The Illinois commission can order refunds to customers if it determines that costs incurred for environmental remediation activities were not prudently incurred or revenues collected under the riders were in excess of costs properly recoverable under the riders.
Management believes that any costs incurred in connection with the sites that are not recovered from others will be recovered through the environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. See Note 4 to Consolidated Financial Statements.

  The Illinois commission conducts annual proceedings to determine whether the electric fuel and purchased gas charges collected by CIPS in each year pursuant to the applicable fuel adjustment and purchased gas adjustment clauses reflect the actual costs of electric fuel and natural gas prudently purchased in that year and to reconcile revenues collected under the clauses during the year with actual costs incurred. The Illinois commission can order refunds to customers if it determines that actual costs of fuel or purchased gas were less than the amounts charged to customers pursuant to the clauses or if it finds that CIPS was imprudent in its purchases of fuel or gas. The Illinois commission has completed its review of fuel adjustment and purchased gas adjustment charges for all years prior to 1994. No significant refunds or adjustments were required for those years. Fuel reconciliation proceedings for the years 1994 and 1995 have commenced. In October 1995, the Illinois commission implemented changes in the method of operation of the purchased gas adjustment clause mechanism. However, these changes do not affect the ability of CIPS to recover gas costs on a pass through basis. (See Business - Utility Subsidiary - Central Illinois Public Service Company - Fuel.)

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

  ELECTRIC OPERATIONS. Since late 1977 CIPS has been a net off-system seller of electricity and during 1995 it generated
114% of its system requirements.

  The maximum gross system load to date on the CIPS electrical system, on a one-hour integrated basis, occurred on August 14, 1995, and was 2,319,000 kilowatts. Gross system load includes sales to electric cooperative and municipal customers (but excludes emergency and interchange sales). The 1995 maximum gross system load of 2,319,000 kilowatts was 5.7% greater than the historical maximum gross system load of 2,194,000 which occurred in 1994.

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

  CIPS owns 20%, Union Electric owns 40% (and two other utilities own the remaining 40%) of the common stock of Electric Energy, Inc. (EEI). The owners, including CIPS, are entitled to receive from EEI varying amounts of power. Electric Energy, Inc. owns and operates a 1,015,000 kilowatt coal-fired power station located in Joppa, Illinois.

  CIPS is a member of the Mid-America Interconnected Network reliability council made up of utilities, public power generators, power marketers and others, which has as its purpose the promotion of maximum coordination of planning, construction and utilization of generation and transmission facilities on a regional basis in order to assure the reliability of electric bulk power supply in the area served.

  One municipal agency, one cooperative agency and one cooperative are engaged in the generation of electricity within, or in close proximity to, portions of the territory served by CIPS.

  Electric and magnetic fields (sometimes referred to as EMF) surround electric wires or conductors of electricity, such as electrical tools, household wiring and appliances and electric transmission and distribution lines, such as those owned by CIPS. A number of statistical and laboratory studies have investigated whether EMF pose human health risks. The United States Environmental Protection Agency (USEPA) stated in its December 1992 brochure "Questions and Answers about Electric and Magnetic Fields" that "Some epidemiological evidence is suggestive of an association between surrogate measurements of magnetic field exposure and certain cancer outcomes. Though the body of evidence cannot be dismissed, it is not complete enough at this time to draw meaningful conclusions." The nation's electric utilities, including CIPS, have participated in the sponsorship of millions of dollars of EMF research. CIPS has also agreed to participate in the National EMF Research and Public Information Dissemination Program, a 5-year $65 million effort headed by the United States Department of Energy aimed at furthering EMF research. Through its participation with Electric Power Research Institute, CIPS will continue its investigation and research with regard to the possible health effects posed by exposure to EMF.

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

                                          1995
                                          Peak         Contract
                                         Demand       Expiration
Contract                               (Megawatts)       Date
________                               ___________

Norris Electric Cooperative. . . . . .     61 MW         2007
City of Newton . . . . . . . . . . . .      8 MW         1999
Village of Greenup . . . . . . . . . .      3 MW         1999
Mt. Carmel Public Utility Co.  . . . .     40 MW         2001

     Since 1990, CIPS has entered into three successive agreements with Central Illinois Light Company ("CILCO") to sell to CILCO, Limited Term Power. These agreements provide for contract delivery periods and amounts as shown in the following table:

                                          Contract
                  Delivery                 Amount
                   Period                   (MW)
                  ________                ________

               June 1994 - May 1996          70
               June 1996 - May 1997          80
               June 1997 - May 1998          90
               June 1998 - May 2002         150
               June 2002 - May 2009          50

     In addition, CIPS sells electric power to three power pooling agencies through negotiated capacity participation agreements identified in the following table. These agencies include Soyland Power Cooperative (Soyland), Illinois Municipal Electric Agency (IMEA) and Wabash Valley Power Association
(WVPA).

                              Maximum
                             Capability                Contract
                             Entitlement              Expiration
Contract                     (Megawatts)                 Date
________                     ___________              __________

Soyland . . . . . . . . .      102 MW                    1999
IMEA. . . . . . . . . . .      122 MW                    2014
WVPA. . . . . . . . . . .       65 MW                    2011

  GAS OPERATIONS. CIPS distributes and sells natural gas to 267 incorporated and unincorporated communities located in 41 counties of central and southern Illinois. The CIPS service territory is predominantly made up of small towns and rural areas. Of the communities served, only 5 have populations greater than 15,000. CIPS operates 4,572 miles of transmission and distribution mains, and its customer density is approximately 37 customers per mile of main.

  Six interstate pipelines pass through various portions of the CIPS service area: Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, Natural Gas Pipeline Company, Texas Gas Transmission Company, Midwestern Gas Transmission Company and Trunkline Gas Company. CIPS has multiple interconnections with each of these pipelines, with the total of all such interconnections being 46. Most of the CIPS system is integrated by virtue of CIPS owned pipelines, or by transportation agreements with interstate pipelines.

  CIPS owns and operates four underground storage fields which provide a total peak day capacity of 42,500 thousand cubic feet per day (mcf/day). CIPS also operates one propane-air peak shaving facility which has a peak day capacity rating of 10,000 mcf/day.

  The peak day firm demand recorded by CIPS in 1995 was 269,761 mcf which was reached on December 9, 1995. This demand level is 15.4% less than the all-time peak demand of 319,033 mcf which occurred on December 24, 1983. During 1995, the CIPS throughput (total of sales and transportation) was 37.2 billion cubic feet (bcf) compared to 36.5 bcf experienced in 1972, the year of highest historical throughput prior to 1995. In 1995, CIPS transported 14.5 bcf of customer-owned gas which represented 39% of the total system throughput. Volumes of customer-owned gas transported in 1994 and 1993 were 12.0 bcf and 10.8 bcf, respectively. The average cost per mcf of natural gas purchased from all suppliers was about $3.04 in 1995, $3.41 in 1994 and $3.66 in 1993.

  The rate schedules of CIPS applicable to all of its gas sales include a uniform purchased gas adjustment clause, which permits CIPS to adjust its rates to its customers to reflect substantially all changes in the cost of purchased gas. (See
Note 1 of Notes to Consolidated Financial Statements included under Item 8 of this report. See Business - Utility Subsidiary - Central Illinois Public Service Company - Rate Matters.)

  In 1992, the FERC issued orders (together called Order 636) which address pipeline service restructuring. Order 636 required interstate pipelines to "unbundle" their sales service, and offer separately the components of that service (i.e., gas supply, transportation and storage). Order 636 essentially precludes interstate pipelines from selling natural gas. However, many pipelines have established separate unregulated marketing affiliates which function as gas merchants in competition with producers and other sellers of gas. The Illinois commission order permitting CIPS to collect transition costs from customers was upheld on appeal.

  Each of the six pipelines providing service to CIPS have made restructured services filings at FERC to comply with Order
636.  The last such filing was effective December 1, 1993.

  Full implementation of Order 636 has resulted in several changes in CIPS' gas supply portfolio. Pipeline sales service contracts have been replaced by direct purchase gas supply contracts coupled with gas transportation contracts with various pipelines and storage contracts with pipelines or other independent storage service providers. In some cases CIPS has also contracted for so-called "no-notice" services with interstate pipelines. Under such contracts, the pipeline company combines and manages a number of independent transportation and storage contracts in order to provide flexibility in the amount of gas actually delivered to CIPS on any day. Such flexibility, which was formerly provided by the pipeline sales service, is needed for CIPS to economically meet the highly weather sensitive needs of its firm service customers.

  In addition to its diversified portfolio of gas supply, transportation, leased storage and no-notice service contracts, CIPS' owned storage and propane-air facilities provide additional reliability and flexibility to meet peak day and peak season requirements. In recent years CIPS has made investments to construct additional pipeline interconnections, increase CIPS owned storage capacity, improve reliability of existing storage facilities, modernize propane-air facilities and improve data acquisition capabilities. At the same time CIPS has reorganized and enhanced its gas supply planning and procurement functions.

  FUEL. Over 99% of the net kilowatthour generation of CIPS in 1995 was provided by coal-fired generating units and the remainder by an oil-fired unit.

  The average costs of fuel consumed by CIPS, per ton and per million Btu, for the periods shown were as follows:

                                           1995      1994      1993
                                           ____      ____      ____

Per ton ($) . . . . . . . . . . . .       37.69     35.44     36.62
Per million Btu ($) . . . . . . . .        1.76      1.65      1.67

  In 1995, approximately 20.9% of the coal purchased for electric generation was purchased on a spot basis at average delivered costs of $30.30 per ton and $1.39 per million Btu.

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

  CIPS also has contractual arrangements with certain other utility system customers which contain a fuel adjustment clause or provide for a sharing of fuel costs which permit CIPS to adjust its rates to such customers to reflect substantially all changes in the cost of fuel (including all transportation costs) used to supply those customers.
  The amount of coal supplies on hand at the generating stations of CIPS varies from time to time. CIPS generally attempts to maintain a 65-day supply. Approximately 80% of the annual coal requirements of the generating facilities of CIPS are being met by long-term coal contracts expiring at various dates from 1997 to 2010. As contracts approach their expiration, or when appropriate, CIPS evaluates alternative supply arrangements based on then current and expected market conditions for coal. CIPS believes there are adequate reserves reasonably available to supply its existing generating units with the quantity and quality of coal required for the foreseeable future.

  See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Central Illinois Public
Service Company - Capital and Financing Requirements and -
Consolidated Results of Operations (1993-1995) - Clean Air Act and - Fuel Strategies.

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

  CIPS is presently exempt from all the provisions of the Public Utility Holding Company Act of 1935, except provisions thereof relating to the acquisition of securities of other public utility companies, until further action by the Securities and Exchange Commission, by virtue of an annual exemption statement filed by CIPS with the Commission pursuant to Rule 2 under the Act. See Business - CIPSCO Incorporated and Its Subsidiaries - Merger.

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

  Current compliance strategy regarding the sulfur dioxide emission requirements of Phase I (effective in 1995) and Phase II (effective in 2000) of the Clean Air Act Amendments of 1990 is to switch to lower sulfur coal at some generating units along with increased scrubbing at Newton Unit 1. In addition, CIPS is evaluating various alternatives to determine if the compliance strategy should change to place more reliance on fuel switching. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations (1993-1995) - Clean Air Act and - Fuel Strategies.) Under the Clean Air Act Amendments each utility must have, beginning in 1995, sufficient emission allowances, which are granted by the USEPA, to cover the amount of sulfur dioxide to be emitted each year from its generating stations. Any emission allowances in excess of a utility's needs for a year can be retained by it for future use or sold. Based upon CIPS' current compliance program, CIPS expects to have available allowances (after consideration of allowances sold) in excess of its requirements.

  Water pollution control regulations promulgated by the Board impose restrictions on effluent discharges, set water quality standards and require CIPS to obtain construction permits for certain facilities and National Pollutant Discharge Elimination System ("NPDES") permits for discharges into public waters. CIPS has secured all necessary NPDES permits for all of its generating units and is in substantial compliance with the currently effective provisions contained therein, except as noted in the following paragraph.

  On December 1, 1995 and January 10, 1996, the Agency issued
Pre-Enforcement Conference letters concerning apparent exceedances of certain effluent and groundwater standards at the

Hutsonville station. The Company has extensively discussed these issues with the Agency and believes the matter can be resolved without any material expenditures or any material impact on operations.

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

  See the subcaption "Environmental Remediation Costs" under
Note 4 of the Notes to Consolidated Financial Statements, included under Item 8 of this report, for information relating to costs incurred and to be incurred in connection with the remediation of certain sites where gas had been manufactured from coal and which contain potentially harmful materials.

  EMPLOYEES. The business of CIPSCO is conducted through the use of employees of CIPS and CIPSCO reimburses CIPS for the cost of using those employees.

  The composition of the work force of CIPS at the payroll period nearest year-end 1995 and 1994 was as follows:


                                                Number of Employees
                                                ___________________
Employee Group                                       1995      1994
______________                                       ____      ____

Salaried. . . . . . . . . . . . . . . . .           1,053     1,201
IBEW - 702. . . . . . . . . . . . . . . .             922       919
IUOE - 148. . . . . . . . . . . . . . . .             453       475
                                                    _____     _____
Total . . . . . . . . . . . . . . . . . .           2,428     2,595
                                                    =====     =====

  Contracts with IBEW - 702 and IUOE - 148 extend through June 30, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations (1993-1995) -- Labor Issues and Note 4 of the Notes to Consolidated Financial Statements under the subcaption "Labor Issues" for a discussion of matters involving those employees represented by labor unions.

Item 2.   Properties.

  Currently, CIPSCO principally conducts its business through the use of the properties of CIPS. CIC leases office space pursuant to a lease expiring August 31, 1996. CIPSCO has no other material properties.

  The electric generating facilities of CIPS consist of the
following:
                                                   Estimated
                                                  1996 Summer
                                         Year     Capability
Station and Unit              Fuel     Installed     (KW)
________________              ____     _________  ___________

Newton
  Unit 1 . . . . . . . . .    Coal       1977        555,000
  Unit 2 . . . . . . . . .    Coal       1982        555,000
Coffeen
  Unit 1 . . . . . . . . .    Coal       1965        325,000
  Unit 2 . . . . . . . . .    Coal       1972        560,000
Grand Tower
  Unit 3 . . . . . . . . .    Coal       1951         82,000
  Unit 4 . . . . . . . . .    Coal       1958        104,000
Hutsonville
  Unit 3 . . . . . . . . .    Coal       1953         76,000
  Unit 4 . . . . . . . . .    Coal       1954         77,000
  Diesel Unit. . . . . . .    Oil        1968          3,000
Meredosia
  Unit 1 . . . . . . . . .    Coal       1948         62,000
  Unit 2 . . . . . . . . .    Coal       1949         62,000
  Unit 3 . . . . . . . . .    Coal       1960        215,000
  Unit 4 . . . . . . . . .    Oil        1975        168,000

     Total . . . . . . . .                         2,844,000
                                                   =========

  All of the generating stations are located in Illinois on land owned in fee by CIPS.

  At December 31, 1995, CIPS owned 13,035 pole miles of overhead electric lines and 941 miles of underground electric lines. At that date, CIPS also owned 4,572 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands.

  Substantially all of the permanent fixed utility property of CIPS is subject to the lien of the Mortgage Indenture securing
CIPS first mortgage bonds.

Item 3.  Legal Proceedings.

  CIPSCO is not involved in any material legal proceedings.

  With regard to CIPS, on December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against CIPS and several other defendants. The complaint alleges that, as a result of exposure to carcinogens contained in coal tar at the CIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma." The plaintiffs in this complaint are the plaintiffs who on October 5, 1995 voluntarily dismissed claims in a similar complaint in the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. CIPS will vigorously defend the action and believes it has meritorious defenses. Management believes that final disposition of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

  See Item 1.  Business - Utility Subsidiary - Central
Illinois Public Service Company - Rate Matters, - Gas Operations and - Environmental Matters with respect to certain matters involving CIPS. See also Note 4 of Notes to Consolidated
Financial Statements included under Item 8 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

  At a Special Meeting of Shareholders of CIPSCO held December
20, 1995, the following proposal was acted upon and approved.

                                  Shares     Shares
                                  Voted      Voted      Shares
                                 In Favor    Against   Abstaining
                                __________  _________  __________

  To approve an Agreement       26,049,589    369,181     568,800
  and Plan of Merger with
  Union Electric Company.

Executive Officers of CIPSCO (ages at December 31, 1995).

Name                 Age    Positions Held
____                 ___    ______________

C. L. Greenwalt       62    President and Chief Executive Officer
                            of CIPSCO*
                            President and Chief Executive
                            Officer of CIPS and Chairman of the
                            Board of CIC

Name                 Age    Positions Held
____                 ___    ______________

W. A. Koertner         46   Vice President, Secretary and Chief
                            Financial Officer of CIPSCO;
                            Vice President Finance and
                            Secretary of CIPS; President and
                            Chief Executive Officer of CIC

L. E. Marlett         40    Controller, Chief Accounting Officer
                            and Assistant Treasurer of CIPSCO
                            and Controller of CIPS

C. D. Nelson          42    Treasurer, Assistant Secretary and
                            Assistant Controller of CIPSCO and
                            Treasurer and Assistant Secretary of
                            CIPS
______________________
 * Mr. Greenwalt is a director of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of CIPSCO's Board of Directors after the next annual election of Directors, scheduled to be held on April 24, 1996. There is no family relationship between any executive officer and any other executive officer or any director.

     Each of the officers named above has been employed by CIPSCO and/or CIPS for more than the past five years in various executive capacities.


Executive Officers of CIPS (ages at December 31, 1995).

Name              Age      Positions Held
____              ___      ______________

C. L. Greenwalt    62      President and Chief Executive Officer*
W. A. Koertner     46      Vice President Finance and Secretary*
J. G. Bachman      47      Vice President Marketing
J. T. Birkett      58      Vice President Power Generation
D. R. Patterson    59      Vice President Corporate Services
G. W. Moorman      52      Vice President Power Supply
W. R. Morgan       59      Vice President Division Operations
W. R. Voisin       60      Vice President Public Relations
L. E. Marlett      40      Controller (Principal Accounting
                             Officer)*
C. D. Nelson       42      Treasurer and Assistant Secretary*
______________________
 * Mr. Greenwalt is a director of CIPS and is also an officer and director of CIPSCO. Mr. Koertner, Mrs. Marlett and Mr. Nelson are also officers of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of the Board of Directors of CIPS after the next annual election of Directors, scheduled to be held on April 24, 1996. There is no family relationship between any executive officer and any other executive officer or any director.

     All of the officers named above have been employed by CIPS in their present positions for more than the past five years except as indicated below:

     Mr. Koertner served as Vice President Financial Services from August 1, 1989 to April 1, 1993, and as Vice President
Corporate Services from April 1, 1993 to July 1, 1995 when he was named Vice President Finance and Secretary.

     Mr. Bachman served as Vice President Corporate Planning from
August 1, 1989 to January 1, 1995, when he was named Vice
President Marketing.

     Mr. Birkett served as Manager of Purchasing and Stores from March 1, 1985 to July 1, 1995 when he was named Vice President
Power Generation.

     Mr. Patterson served as Western Division Manager from March
1, 1985 to July 1, 1995 when he was named Vice President
Corporate Services.

     Mrs. Marlett served as income tax supervisor in the Treasury
Department from August 28, 1989 to February 1, 1992 and as
Assistant Treasurer and Assistant Secretary in the Treasury
Department from February 1, 1992 to August 1, 1995 when she was named Controller.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

                                  CIPSCO

     CIPSCO's common stock is publicly held and traded on both the New York Stock Exchange and the Chicago Stock Exchange. The table below sets forth, for the periods indicated, the dividends per share of common stock of CIPSCO and the high and low sales prices of the CIPSCO common stock as reported in New York Stock Exchange Composite listings.

                                        Quarter
                                        _______
1995                     First     Second    Third    Fourth
____                     _____     ______    _____    ______

Price Range
High                    $29 1/2    $30 3/4  $34 1/2   $39
Low                      27         28 1/2   28 3/4    34 3/8
Close                    28 5/8     29 7/8   34 3/8    39
                         ______     ______   ______   _______
Cash dividends
declared (cents)        $   .50    $   .51  $   .51   $   .51
                         ======     ======   ======    ======

1994
____

Price Range
High                    $30 5/8    $30 1/4  $28 1/2   $28 3/8
Low                      27 7/8     25 1/4   25 1/2    26 1/4
Close                    28 1/8     25 1/2   27 1/8    27
                         ______     ______   ______
Cash dividends
declared (cents)        $   .49    $   .50  $   .50   $   .50
                         ======     ======   ======    ======

     The approximate number of CIPSCO common shareholders of record as of December 31, 1995, was 38,032.

     The market price for CIPSCO Common Stock increased in the third and fourth quarter of 1995 partially in response to the announcement of the Merger Agreement with UE. CIPSCO expects its Common Stock to continue to trade at a value reflective of the
1.03 shares of Ameren common stock to be received for each CIPSCO share pursuant to the Merger Agreement. See Item 1. Business - CIPSCO Incorporated and its Subsidiaries - Merger. Consummation of the merger is subject to the receipt of all necessary regulatory approvals.

                                   CIPS

     All the common stock of CIPS is owned by CIPSCO and is not publicly traded. The following table sets forth the cash distributions on common stock paid to CIPSCO by CIPS:

                                      1995           1994
                                      ____           ____

     First Quarter  . . . . . .    $17,500,000    $17,000,000
     Second Quarter . . . . . .    $17,500,000    $17,200,000
     Third Quarter  . . . . . .    $17,500,000    $17,200,000
     Fourth Quarter . . . . . .    $18,500,000    $17,200,000

                           DIVIDEND RESTRICTIONS

     CIPSCO and CIPS are subject to restrictions on the use of retained earnings for cash dividends on common stock as described in Note 8 of Notes to Consolidated Financial Statements included under Item 8 of this report. The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS and on amounts earned by CIPSCO on its other investments.

Item 6.  Selected Financial Data.

                                  CIPSCO

For the Years Ended
December 31,             1995        1994        1993        1992        1991
                         ____        ____        ____        ____        ____
                                     (in thousands, except per share data)

Operating Revenues    $  842,262  $  844,615  $  844,760  $  739,877  $  722,081
Operating Income         156,742     165,345     170,735     142,986     154,820
Net Income                72,015      83,954      85,498      72,499      72,065
Earnings per common
  share                     2.11        2.46        2.51        2.13        2.11
Dividends declared
  per common share          2.03        1.99        1.95        1.91        1.87

As of December 31,

Total Assets          $1,827,911  $1,777,357  $1,757,750  $1,725,456  $1,751,574
Long-Term Debt           478,926     474,619     494,323     503,700     496,420

                                   CIPS

For the Years Ended
December 31,             1995        1994        1993       1992         1991
                         ____        ____        ____       ____         ____
                                      (in thousands)

Operating Revenues    $  833,119  $  835,882  $  834,556  $  729,402  $  710,205
Operating Income         106,029     110,678     113,651      97,372     104,039
Net Income                70,631      81,913      84,011      72,601      75,683
Preferred Dividends        3,850       3,510       3,718       4,549       5,396
Earnings for Common
  Stock                   66,781      78,403      80,293      68,052      70,287

As of December 31,

Total Assets          $1,714,805  $1,678,650  $1,668,462  $1,645,059  $1,691,843
Long-Term Debt           478,926     474,619     494,323     503,700     496,420
Preferred Stock
  subject to mandatory
  redemption                   -           -           -           -      18,245

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

AMEREN CORPORATION

On August 11, 1995, CIPSCO entered into an Agreement and Plan of Merger providing for a business combination with Union Electric Company (UE) of St. Louis, Missouri, subject to the approval of shareholders of both companies and various regulatory agencies. As a result of the proposed business combination, a newly formed holding company - Ameren Corporation - will become the parent of CIPS, UE, and CIC. The holding company will be registered under the Public Utility Holding Company Act. When the merger is completed, each outstanding share of CIPSCO common stock will be converted into 1.03 shares of Ameren common stock and each outstanding share of UE common stock will be converted into one share of Ameren common stock. The transaction is expected to be tax-free to shareholders for federal income tax purposes and to be accounted for as a "pooling of interests." Shareholders of both companies approved the merger agreement on December 20, 1995. Following regulatory approvals, the merger is expected to be effective early in 1997. (See Notes 2 and 3 to Consolidated Financial Statements.)

CIPSCO Incorporated

The fundamental financial position of CIPSCO and its subsidiaries remained strong in 1995. CIPSCO's business activities are conducted by CIPS and CIC. A discussion of the financial condition of CIPS and CIC follows in the sections below.
  CIPSCO may become involved in additional businesses or investments directly, through a subsidiary or through the formation of one or more additional subsidiaries. The sources of capital to finance these activities will depend on the nature of the investment and market conditions.
  The total number of shares of common stock authorized under CIPSCO's articles is 100 million. At year-end 1995, a total of 34,069,542 shares of common stock was outstanding which was unchanged from year-end 1994. No underwritten offerings of common stock are planned.
  Dividends paid to common stock shareholders for the 12
months ended December 31, 1995 resulted in payout ratios of 96 percent of consolidated earnings and 47 percent of net cash provided by operating activities.
  CIPSCO is authorized to issue 4.6 million shares of preferred stock, none of which has been issued. There are no constraints in the CIPSCO articles of incorporation as to the amount of debt which may be issued. However, CIPSCO has no debt outstanding.
  At year-end 1995, CIPSCO had $3.0 million of temporary investments and no short-term borrowings.

CIPSCO Investment Company

At year-end 1995 there were $111 million of non-utility investments managed by CIC and its subsidiaries.
  One of those subsidiaries, CIPSCO Securities Company, manages marketable securities. At year end it had invested approximately $47 million in hedged portfolios of preferred and common stocks and other marketable securities.
  Another subsidiary, CIPSCO Leasing Company, invests in long-term leveraged lease transactions. At year end, $34 million was invested in leased assets consisting of a commercial jet aircraft, an interest in a natural gas liquids plant, natural gas processing equipment and retail department store properties.
  A third subsidiary, CIPSCO Energy Company (CEC), seeks energy-related investment opportunities. Through 1995, it had purchased existing leases, or interests in such leases, for nine combustion turbine generating units leased to five investor-owned utilities in the United States. In 1995 CEC purchased a 24.75 percent interest in Appomattox Cogeneration Limited Partnership, which owns a power sales agreement for electricity produced at a 40-megawatt cogeneration plant at Hopewell, Virginia. At year-end 1995 CEC had a total of $25 million invested.
  A fourth subsidiary, CIPSCO Venture Company (CVC), was established primarily to invest within the CIPS service territory. CVC's initial investment in 1994 consisted of $.6 million for the construction of a building which is leased to a manufacturing firm. CVC made no additional investments in 1995.
  The long-term goal of CIC's investment policy is to earn returns that exceed the allowed return in the regulated utility business. CIC may become involved in additional non-utility activities directly, through a subsidiary or through the formation of one or more additional subsidiaries. The sources of capital to finance these activities will depend on the nature of the investment and market conditions.
  At year-end 1995, CIC had $4 million of temporary investments and no short-term borrowings.

Central Illinois Public Service Company

  FINANCIAL CONDITION. The utility's financial position remained fundamentally strong during 1995.

  In recent years a strong capital structure and ample cash flows have minimized the need to access capital markets, other than for refinancings. Neither CIPSCO nor CIPS has had to raise additional capital through the sale of common stock to the general public since 1980.
  The long-range financial objectives for the capital structure of the utility subsidiary are: a debt ratio of no more than 45 percent, a common equity ratio of no less than 45 percent, and a preferred equity ratio of no more than 10 percent. At December 31, 1995, the capitalization at CIPS consisted of 42 percent long-term debt, 51 percent common equity and 7 percent preferred stock.
  At year end, 25,452,373 shares of CIPS common stock were outstanding, all of which were held by CIPSCO Incorporated.

  CAPITAL AND FINANCING REQUIREMENTS. Construction expenditures were $103 million in 1995. Of that amount, $90 million and $13 million related to improvements and replacements to the electric and natural gas systems, respectively. For the 12 months ended December 31, 1995, 73 percent of CIPS' total capital requirements was provided from internal sources.
  Construction expenditures are expected to be about $98 million in 1996. Of that amount, $87 million is scheduled for electric facilities, while gas system expenditures are estimated at $11 million.
  For the five-year period 1996-2000, construction expenditures are estimated at $510 million. This is $2 million less than was spent in the preceding five years. The projected five-year amounts include about $76 million for environmental compliance including compliance with the Clean Air Act Amendments of 1990.
  In addition to construction funds, projected capital requirements for the 1996-2000 period include $133 million for scheduled debt retirements.
  Capital requirements for the 1996-2000 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements will be required.
In addition, up to $100 million of external financing is expected to be required to fund the construction program. Such financing could consist of funds from the parent, including the issuance of CIPS common stock to the parent, the issuance of short-term debt, long-term debt or preferred stock, or any combination of the four. Refinancings to lower the costs of capital may also occur, depending on market conditions.
  CIPS currently has authority from the Illinois Commerce Commission to issue up to $29 million of first mortgage bonds, medium-term notes and/or preferred stock through December 31, 1996.

  In 1995 CIPS issued $20 million of First Mortgage Bonds, Medium-Term Note Series 1995-1, 6.49% due June 1, 2005. The proceeds of this issue, together with other funds, were used for general corporate purposes and to replace funds used to retire maturing debt.
  Capital and financing requirements may be affected by such factors as availability and cost of capital, load growth, changes in construction expenditures, fuel strategies, regulatory developments, changes in environmental regulations and other governmental activities.
  CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. Depending on the alternative selected, construction expenditures could increase the five-year forecast by as much as $50 million over the 1996-2000 period. In addition, adoption of certain alternatives in fuel and/or environmental strategies could result in substantial increases in other capital requirements in the 1996-2000 period from the amounts shown above. These potential additional capital requirements would also need to be financed with external sources of funds. (See Fuel Strategies below.)

  FINANCING FLEXIBILITY AND LIQUIDITY. The utility's ability to finance the construction program at reasonable cost and to provide for other capital needs is dependent upon its ability to earn a fair return on capital. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.
Flexibility also is provided by the parent corporation which is capable of providing additional capital if circumstances warrant. Security issues by the utility are subject to regulatory approvals.
  The utility's mortgage indenture limits the amount of first mortgage bonds which may be issued. At December 31, 1995, CIPS could have issued about $461 million of additional first mortgage bonds under the indenture, assuming an annual interest rate of
6.90 percent.
  CIPS' articles of incorporation limit amounts of preferred stock which may be issued. Assuming a preferred dividend rate of
6.35 percent, the utility could have issued all $185 million of authorized but unissued preferred stock remaining as of year end.
  At year-end 1995, CIPS had no temporary investments and $47.9 million of short-term borrowings.

                    CONSOLIDATED RESULTS OF OPERATIONS
                    __________________________________
                                (1993-1995)

  EARNINGS. Net income and earnings per share declined 14 percent in 1995 to $72 million and $2.11, respectively, following declines of 1.8 percent in 1994. The return on average common equity for 1995 was 11.1% compared with 13.1% in 1994 and 13.7% in 1993.

  The declines in net income, earnings per share and return on average common equity in 1995 resulted from costs related to a workforce reduction and merger-related expenses, which reduced earnings 34 cents per common share in 1995. The declines in net income, earnings per share and return on average common equity in 1994 were in line with expectations, since increases in 1993 were primarily attributable to unusually high interchange sales by CIPS to other utilities caused by hot weather, a coal miners' strike and Midwest flooding. Contributing to the declines in 1994 were higher operating expenses primarily attributable to labor settlement costs and higher maintenance costs.

  INVESTMENT REVENUES. Investment revenues are comprised of income from temporary investments, long-term marketable securities, leveraged leases and partnership income. Investment revenues increased in 1995 due to additional investments and increased earnings from marketable securities.
  Investment revenues declined $1.5 million in 1994 due principally to reduced revenue from leasing investment transactions.

  ELECTRIC OPERATIONS. Retail electric kilowatthour sales increased 3 percent in 1995. Cooling degree days for 1995 were 13 percent higher than in 1994 and 4 percent above average.
Total electric kilowatthour sales declined 2 percent in 1995 due principally to a decline in wholesale kilowatthour sales and two industrial customers who ceased operations. The capacity participation agreement with one of CIPS' wholesale customers called for a 115-megawatt reduction for the customer starting in 1995. This scheduled contract reduction reduced wholesale power supply participation revenues for CIPS by $8.7 million in 1995.
  Electric kilowatthour sales, including interchange sales, declined 3 percent in 1994. Cooling degree days for 1994 were 11 percent lower than in 1993 and 9 percent lower than average.

  The electric margins for the three years ended December 31, were:

ELECTRIC MARGIN (in millions)           1995     1994     1993
                                        ____     ____     ____

Electric Revenues                       $704     $697     $689
Less:  Revenue taxes                     (25)     (24)     (24)
       Fuel                             (189)    (196)    (187)
       Purchased power                   (59)     (55)     (60)
                                        ____     ____     ____
Electric Margin                         $431     $422     $418
                                        ====     ====     ====

  The 1995 electric margin improved primarily because hotter weather during July and August increased residential and commercial sales and provided opportunities for interchange sales. The 1994 electric margin was favorably impacted by sales growth to commercial and industrial customers and by higher margins on interchange sales to other utilities. Fuel costs were $1.76 per million Btu in 1995, $1.65 per million Btu in 1994 and $1.67 per million Btu in 1993. Purchased power amounts fluctuated between years according to system requirements and sales opportunities.

  GAS OPERATIONS.  Therm sold and transported increased 4
percent in 1995 due principally to colder weather in 1995 compared with 1994. Heating degree days for 1995 were 6 percent higher than in 1994 and 2 percent above average.

  The gas margins for the three years ended December 31, were:

GAS MARGIN (in millions)           1995     1994     1993
                                   ____     ____     ____

Gas Revenues                       $130     $138     $145
Less:  Revenue taxes                 (7)      (7)      (7)
       Gas costs                    (74)     (85)     (90)
                                   ____     ____     ____
Gas Margin                         $ 49     $ 46     $ 48
                                   ====     ====     ====

  The 1995 gas margin was favorably impacted by colder weather in 1995. The 1994 gas margin was negatively impacted by mild weather as heating degree days were 4 percent below average in 1994. Gas costs fluctuated according to system requirements in each year. The average price paid for gas from suppliers declined more than three and one-half cents per therm in 1995 and two and one-half cents per therm in 1994.

  OPERATING EXPENSES. Other operation expenses increased 11 percent in 1995 over 1994 primarily due to unusual charges related to the voluntary separation program of $5.8 million (See
Note 15 to Consolidated Financial Statements) and merger-related write-offs of $5.7 million involving previously deferred system development costs.

  The following table shows other operation expenses for the years ended December 31, adjusted for the unusual items.

OTHER OPERATION (in millions)           1995     1994     1993
                                        ____     ____     ____

Other operation                         $155     $140     $143
  Voluntary separation costs              (6)       -        -
  Write-off of system costs               (6)       -        -
                                         ____    ____     ____
Other operation adjusted                 $143    $140     $143
                                         ====    ====     ====

  Other operation expenses declined 2 percent in 1994, due principally to a reduction in post-retirement medical costs and deferral of certain litigation expenses involved with an environmental matter. Consistent with the ratemaking treatment for environmental remediation site costs, $1.9 million expensed in 1993 was credited to expense and deferred in 1994.
  Maintenance expense changes between years are due to normal planning and scheduling of major power plant maintenance outages.
  Depreciation and amortization expense increases are primarily due to property additions.
  Taxes other than income taxes change in relation to changes in retail revenues.
  Interest on long-term debt decreased from 1993 levels due to retirement of debt in 1994 and refinancing of long-term debt in 1993 at lower interest rates.
  Miscellaneous, net, reflects $4.7 million of merger transaction costs in 1995. Such costs are not tax deductible.
  Income tax expense reflects the changes in pre-tax income between years.

  CHANGES IN CONSOLIDATED BALANCE SHEET ACCOUNTS. Significant changes in the balance sheet accounts at December 31, 1995, compared to balances at December 31, 1994 are: fuel for electric generation, at average cost, increased 41 percent during 1995 due primarily to the additional purchase of coal to cover anticipated contract shortages which did not occur; gas stored underground, at average cost, declined 26 percent in 1995 due to both lower prices and net volumes of gas injected into storage; other current assets increased due principally to higher required deposits for self-insured programs; leveraged leases and energy investments increased 18 percent in 1995 primarily due to additional energy-related investments made during the year; and, short-term borrowings increased primarily due to increases in construction expenditures and in fuel for electric generation, together with the 1995 decline in earnings.

  CLEAN AIR ACT.  CIPS' current compliance strategy for Phases
I and II of the Clean Air Act Amendments of 1990 is to switch to lower sulfur coal at some generating units along with increased scrubbing at Newton Unit 1. The estimated capital costs of compliance based on the current strategy are included in the five-year construction forecast.

  FUEL STRATEGIES. In order to reduce fuel costs and other expenses while remaining in compliance with environmental requirements, CIPS is evaluating various alternatives. These alternatives involve one or more of the following: renegotiation of existing fuel contracts; buyout, buydown, replacement or termination of fuel contracts; switching to other coal suppliers; switching to lower sulfur coal; discontinuance of, or renovation and continued operation of, the scrubber at Newton Unit 1. Certain of the alternatives would require increased expenditures for capital improvements such as for modifications to precipitators, new coal-handling equipment and purchase of rail cars. In addition to increased construction expenditures, adoption of certain alternatives, and the rate making treatment of such actions, could have a significant effect on operation and maintenance expense, fuel expense and financing needs. The study of these alternatives is not complete and no decision has been made as to whether the fuel and environmental compliance strategies will change. (See Capital and Financing Requirements above and Note 4 to Consolidated Financial Statements.)

  REGULATION AND COMPETITION. The electric utility industry is becoming more competitive due to market forces and a changing regulatory and legislative environment. To maintain market position in this environment and to take advantage of opportunities presented through increased competition, CIPS may, from time to time, consider various business strategies including the restructuring of wholesale and retail business operations. Due to competition, certain future sales may be at lower than historical margins.
  The National Energy Policy Act of 1992 (NEPA) contains provisions designed to promote competition in the wholesale and generation segments of the electric utility industry. Among other provisions, NEPA gave the Federal Energy Regulatory Commission (FERC) the authority to order electric utilities to provide wholesale transmission line access (wholesale wheeling) to independent power producers and to other utilities. Although NEPA prohibits FERC from ordering retail wheeling (the use of a utility's transmission and distribution facilities by others to deliver power to retail customers), it does not prevent state public utility commissions from doing so. Public utilities not voluntarily providing access to their transmission systems at agreed upon rates may be ordered to deliver power at rates to be established by FERC.
  In July 1995, legislation was passed in Illinois authorizing the Illinois Commerce Commission (Illinois commission), after hearings, to approve a public utility's petition to operate under alternative forms of regulation. The Illinois commission can now consider, on a trial basis, alternatives to rate of return regulation which could reward or penalize utilities based on performance. CIPS plans to make an alternative regulation filing after completing the merger with UE, to establish a mechanism for sharing merger-related and other savings between ratepayers and shareholders.
  Also in 1995, as a result of legislative debate on competition and retail wheeling, the Illinois General Assembly formed the Joint Committee on Electric Utility Reform (Joint Committee). The Joint Committee is to submit a final legislative recommendation to the Illinois General Assembly by November 1996. CIPS has presented a proposal to an advisory group of the Joint Committee that would introduce greater competition in Illinois in two phases beginning January 1, 1999.

  Although the final design or impact of the federal and state regulatory policies relating to wholesale and retail wheeling are not known, CIPS is actively planning the transition to a competitive environment.
  Increased competition could also force utilities to change accounting methods. Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation," applies to regulated entities whose rates are designed to recover costs of providing service to customers through the ratemaking process. Changes in regulation or in the competitive environment for regulated services could cause a utility to no longer be eligible to apply SFAS No. 71 to established regulatory assets. CIPS has evaluated the possibility that SFAS No. 71 would no longer apply to it and currently believes that there would be no material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. (See Note 3 to Consolidated Financial Statements.)
  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is not expected to have a material impact on the financial position, results of operations or liquidity of the Company or CIPS. (See
Note 14 to Consolidated Financial Statements.)

  ENVIRONMENTAL REMEDIATION COSTS.  The utility has identified
13 former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. In 1990, one site was added to the United States Environmental Protection Agency (USEPA) Superfund list. The utility is implementing an approved long-term remedial plan for the site. Costs and associated legal expenses related to studies and remediation work have been incurred and estimated at other sites.
  Since 1987, the estimated incurred costs related to studies and remediation at these sites and associated legal expenses and certain carrying charges are being accrued and deferred rather than expensed currently, pending recovery either from rates, from insurance carriers or from other parties.
  Costs prudently incurred in connection with the sites that have not been or are not recovered from insurance carriers or other parties will be recovered through approved environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. (See Note 4 to Consolidated Financial Statements.)

  LABOR ISSUES. CIPS' collective bargaining agreements, covering approximately 57 percent of its workforce, will expire on June 30, 1996. Discussions to reach new labor agreements are under way.

  The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 each filed unfair labor practice charges in 1993 with the National Labor Relations Board (NLRB) relating to the legality of a lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. The unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on the financial position, results of operations or liquidity of the Company or CIPS. (See Note 4 to Consolidated Financial Statements.)

  FERC ORDER 636.  During 1992, FERC issued Order No. 636.
This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. (See Note 4 to Consolidated Financial Statements.)

  OTHER MATTERS. Customer usage of electricity and natural gas varies with weather conditions, general business conditions, the state of the economy and the cost of energy services. The level of sales also is impacted by conditions in the interchange market. Further, certain large gas customers can purchase gas from alternative suppliers or bypass the utility system by switching to other fuels or by connecting directly to pipelines.
  Rates for retail electric and gas service are regulated by the Illinois commission. Non-retail electric rates are regulated by FERC.
  The utility's rates are designed to recover operating costs including depreciation and capital costs on utility plant investment. Changes in the cost of fuel for electric generation and gas costs generally are reflected in billings to customers on a timely basis through fuel and purchased gas adjustment clauses. Inflation continues to be a factor affecting operations, earnings, shareholders' equity and financial performance.

                         GRAPHIC MATERIAL APPENDIX

[graph]

This bar graph displays the six-year (1990-1995) comparison of the rate of return on average common equity and would relate to the Financial Condition portion of the preceding Management's
Discussion and Analysis.

Rate of Return on Average Common Equity
(in percent)

       11.0%     11.9%     11.8%     13.7%     13.1%     11.1%
Year    '90       '91       '92       '93       '94       '95

[graph]

This bar graph displays the six-year (1990-1995) comparison of CIPSCO capitalization (total dollar amount for each year is either slightly above or slightly below $1.2 billion (rounded)) and would relate to the Financial Condition portion of the preceding Management's Discussion and Analysis.

CIPSCO CAPITALIZATION
(in billions of dollars and percent)

Long-Term Debt      42%     42%     42%     41%     39%     39%
Preferred Stock      7       7       6       7       7       7
Common Equity       51      51      52      52      54      54
Year               '90     '91     '92     '93     '94     '95

[graph]

This bar graph displays the six-year (1990-1995) comparison of market value to book value and would relate to the Capital and Financing Requirements portion of the preceding Management's
Discussion and Analysis.

(in dollars per common share at year end)

Market Value     21.75   27.88   30.25   30.75   27.00   39.00
Book Value       17.63   17.86   18.08   18.60   19.01   19.12
Year               '90     '91     '92     '93     '94     '95

[graph]

This bar graph displays the six-year (1990-1995) comparison of system generating capability at the time of peak to gross system peak and would relate to the Capital and Financing Requirements portion of the preceding Management's Discussion and Analysis.

(in megawatts)

System Generating
  Capability at
  Time of Peak      2,647   2,679   2,707   2,727   2,844   2,844
Gross System Peak   2,027   2,093   1,930   2,157   2,194   2,319
Year                  '90     '91     '92     '93     '94     '95

[graph]

This bar graph displays the six-year (1990-1995) comparison of heating and cooling degree days matched against normal temperatures and would relate to the Electric Operations and Gas
Operations portions of the preceding Management's Discussion and Analysis.

(Degree days based on average daily temperature of 65 degrees)

Heating Degree Days      4,681  5,013  5,030  5,702  5,222  5,502
Compared to Normal       5,441  5,441  5,441  5,441  5,441  5,441
Cooling Degree Days      1,178  1,543    884  1,213  1,078  1,223
Compared to Normal       1,182  1,182  1,182  1,182  1,182  1,182
Year                       '90    '91    '92    '93    '94    '95

Item 8.  Financial Statements and Supplementary Data.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                                 Years Ended December 31,
                                                 ________________________
                                        1995              1994           1993
                                        ____              ____           ____
                                         (in thousands, except per share data)


Operating Revenues:
  Electric                         $  703,483         $  697,427     $  688,820
  Gas                                 129,606            138,418        145,702
  Investment                            9,173              8,770         10,238
                                   __________         __________      __________
       Total operating revenues       842,262            844,615        844,760
                                   __________         __________      __________

Operating Expenses:
  Fuel for electric generation        188,731            196,324        186,938
  Purchased power                      59,495             55,543         60,181
  Gas costs                            74,054             85,043         90,097
  Other operation                     155,368            140,068        142,716
  Maintenance                          67,996             65,176         61,218
  Depreciation and amortization        83,263             81,099         78,062
Taxes other than income taxes          56,613             56,017         54,813
                                   __________         __________      __________
       Total operating expenses       685,520            679,270        674,025
                                   __________         __________      __________
Operating Income                      156,742            165,345        170,735
                                   __________         __________      __________
Interest and Other Charges:
   Interest on long-term debt
    of subsidiary                      32,871             32,842         34,421
   Other interest charges                 898                378            603
   Allowance for funds used
    during construction                  (962)              (919)        (2,259)
   Preferred stock dividends
    of subsidiary                       3,850              3,510          3,718
   Miscellaneous, net                   2,298             (3,502)        (3,107)
                                   __________         __________     __________
     Total interest and other charges  38,955             32,309         33,376
                                   __________         __________     __________
Income Before Income Taxes         $  117,787         $  133,036     $  137,359
                                   __________         __________     __________
Income taxes                           45,772             49,082         51,861
                                   __________         __________      __________
Net Income                         $   72,015         $   83,954     $   85,498
                                   ==========         ==========     ==========
Average Shares of
 Common Stock Outstanding              34,070             34,107         34,108

Earnings Per Average Share
 of Common Stock                        $2.11              $2.46          $2.51

The accompanying notes to consolidated financial statements are an integral part of these statements.
                    CIPSCO INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                                                      ____________
                                                   1995          1994
                                                   ____          ____
                                                    (in thousands)
ASSETS
Utility Plant, at original cost:
Electric                                     $2,296,402     $2,264,930
Gas                                             229,118        220,347
                                             __________     __________
                                              2,525,520      2,485,277
Less--Accumulated depreciation                1,132,355      1,077,533
                                             __________     __________
                                              1,393,165      1,407,744
Construction work in progress                    72,490         31,816
                                             __________     __________
                                              1,465,655      1,439,560
                                             __________     __________
Current Assets:
Cash                                              1,088          1,963
Temporary investments, at cost which
  approximates market                             7,147          3,283
Accounts receivable, net                         65,267         67,579
Accrued unbilled revenues                        27,234         30,484
Materials and supplies, at average cost          40,246         39,817
Fuel for electric generation, at
  average cost                                   42,634         30,305
Gas stored underground, at average cost           9,774         13,167
Prepayments                                      10,649         10,925
Other current assets                              8,197          2,592
                                             __________     __________
                                                212,236        200,115
                                             __________     __________
Investments and Other Assets:
Marketable securities                            45,967         43,929
Leveraged leases and energy investments          59,114         49,933
Other                                            44,939         43,820
                                             __________     __________
                                                150,020        137,682
                                             __________     __________
                                             $1,827,911     $1,777,357
                                             ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders' equity:
  Common stock, no par value,
    authorized shares, 100,000,000;
    outstanding 34,069,542 shares            $  356,812     $  356,812
  Retained earnings                             294,720        290,801
                                             __________     __________
                                                651,532        647,613
Preferred stock of subsidiary                    80,000         80,000
Long-term debt of subsidiary                    478,926        459,619
                                             __________     __________
                                              1,210,458      1,187,232
                                             __________     __________
Current Liabilities:
Long-term debt of subsidiary due
  within one year                                     -         15,000
Short-term borrowings                            47,921         14,985
Accounts payable                                 60,603         54,021
Accrued wages                                     9,335          9,833
Accrued taxes                                    11,266         12,629
Accrued interest                                  9,525          9,408
Other                                            33,265         31,488
                                             __________     __________
                                                171,915        147,364
                                             __________     __________

Deferred Credits:
Accumulated deferred income taxes               325,181        313,072
Investment tax credits                           52,234         55,595
Regulatory liabilities, net                      68,123         74,094
                                             __________     __________
                                                445,538        442,761
                                             __________     __________
                                             $1,827,911     $1,777,357
                                             ==========     ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                                   Years Ended December 31,
                                                   ________________________
                                              1995          1994         1993
                                              ____          ____         ____
                                                       (in thousands)
OPERATING ACTIVITIES:
Net income                              $   72,015    $   83,954   $   85,498
Adjustments to reconcile net income
    to net cash provided:
  Depreciation and amortization             83,263        81,099       78,062
  Allowance for equity funds used during
    construction (AFUDC)                      (889)         (630)      (1,459)
  Deferred income taxes, net                10,577        19,891        7,900
  Investment tax credit amortization        (3,361)       (3,367)      (3,366)
Cash flows impacted by changes in assets
    and liabilities:
  Accounts receivable, net and accrued
    unbilled revenues                        5,562         2,156      (15,603)
  Fuel for electric generation             (12,329)       (4,259)       8,336
  Other inventories                          2,964         2,175       (4,450)
  Prepayments                                  276          (783)       5,502
  Other assets                              (6,724)        5,955       19,075
  Accounts payable and other                 8,359        (5,433)       6,009
  Accrued wages, taxes and interest         (1,744)       (3,082)       5,867
Other                                       (9,581)          626        4,400
                                        __________    __________   __________
  Net cash provided by
    operating activities                   148,388       178,302      195,771
                                        __________    __________   __________

INVESTING ACTIVITIES:
Utility construction expenditures,
    excluding AFUDC                       (102,820)      (95,682)     (85,453)
Allowance for borrowed funds used during
    construction                               (73)         (289)        (800)
Changes in temporary investments            (3,864)         (489)      (2,793)
Long-term marketable securities               (866)       (2,843)      (2,790)
Long-term leveraged leases and energy
    investments                             (9,181)       (7,717)     (10,832)
                                        __________    __________   __________
  Net cash used in investing activities   (116,804)     (107,020)    (102,668)
                                        __________    __________   __________
FINANCING ACTIVITIES:
Common stock dividends paid                (69,161)      (67,874)     (66,510)
Proceeds from issuance of long-term debt
    of subsidiary                           20,000             -      195,000
Repayment of long-term debt of subsidiary  (16,000)      (20,000)    (205,000)
Retirement of common stock                       -        (1,020)           -
Redemption of preferred stock of subsidiary      -             -      (27,500)
Proceeds from issuance of preferred stock
    of subsidiary                                -             -       42,500
Proceeds from issuance of (repayment of)
    short-term borrowings                   32,936        14,985      (21,393)
Issuance expense, discount and premium        (234)         (40)       (7,104)
                                        __________   __________    __________
  Net cash used in financing activities    (32,459)     (73,949)      (90,007)
                                        __________   __________    __________

Net increase (decrease) in cash               (875)      (2,667)        3,096
Cash at beginning of year                    1,963        4,630         1,534
                                        __________   __________    __________

Cash at end of year                     $    1,088   $    1,963    $    4,630
                                        ==========   ==========    ==========
Supplemental disclosures of cash flow
    information:
Cash payments during the year:
  Interest, net of amounts capitalized  $   31,490   $   30,714    $   31,058
  Income taxes                          $   40,147   $   34,264    $   36,718

The accompanying notes to consolidated financial statements are an integral part of these statements.
                   CIPSCO INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS



                                                Years Ended December 31,
                                                ________________________
                                             1995         1994           1993
                                             ____         ____           ____
                                                  (in thousands)

Balance, beginning of year             $  290,801   $  277,040     $  259,338
Add (deduct):
  Net income                               72,015       83,954         85,498
  Common stock dividends ($2.03, $1.99
    and $1.95 per share, respectively)    (69,161)     (67,874)       (66,510)
  Other                                     1,065       (2,319)        (1,286)
                                       __________   __________     __________

Balance, end of year                   $  294,720   $  290,801     $  277,040
                                       ==========   ==========     ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CIPSCO Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CIPSCO Incorporated (an Illinois corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIPSCO Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
January 26, 1996

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Principles of Consolidation. The consolidated financial statements include the accounts of CIPSCO Incorporated, a holding company, Central Illinois Public Service Company (CIPS), a combination electric and gas utility, and CIPSCO Investment Company (CIC) engaged in non-utility investing activities. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Certain items previously reported for years prior to 1995 have been reclassified to conform with the current-year presentation.
     The operating revenues of all investment activities are included under the caption Operating Revenues, "Investment." Operating expenses are included under the appropriate captions as shown on the Consolidated Statements of Income.

Concentration of Credit Risk. CIPS is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diversified retail base of about 321,000 residential, commercial and industrial customers in 557 communities. CIPS also is engaged in the purchase, transport, distribution and sale of natural gas to a diversified retail base of approximately 167,000 residential, commercial and industrial customers in 267 communities. The combined electric and gas service territory has an area of approximately 20,000 square miles in central and southern Illinois and has an estimated population of approximately 820,000. Credit risk is spread over the diversified retail base of electric and gas customers from which approximately four-fifths of total operating revenues were derived in 1995. Furthermore, CIPS has wholesale power supply agreements and power service agreements with seven other utilities, cooperatives, municipal associations and municipalities, and engages in the purchase and sale of interchange power with about 30 other utilities and utility power brokers, from which approximately one-fifth of total operating revenues were derived in 1995.
     See Note 5 to Consolidated Financial Statements for a discussion of receivables related to the leveraged lease investments.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulation. CIPS is a public utility subject to regulation by the Illinois Commerce Commission (Illinois commission) and the Federal Energy Regulatory Commission (FERC). The utility maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. (See Note 3 to Consolidated Financial Statements.)

Operating Revenues. CIPS accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.
     Investment revenues are comprised of interest on temporary investments and income from long-term marketable securities, leveraged leases and partnership income.

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

Allowance for Funds Used During Construction (AFUDC). AFUDC is included in Construction Work in Progress (CWIP) and represents the cost of financing that construction. AFUDC does not represent a current source of cash funds. The inclusion of AFUDC in CWIP affords the opportunity to earn a return on the cost of construction capital after the related asset is placed in service and included in the rate base.
     The AFUDC rate, based on a formula prescribed by FERC, on a before-tax basis, was 9% for the years 1993 through 1995.

Depreciation. Depreciation expense is based on remaining life straight-line rates (composite, approximately 3.3% in 1995 and 3.4% in 1994 and 1993) applied to the various classes of depreciable property.

Fuel and Gas Costs. CIPS adjusts fuel expense to recognize over- or under-recoveries from customers of allowable fuel costs through the uniform fuel adjustment clause (FAC). The FAC provides for the current recovery of changes in the cost of fuel for electric generation in billings to customers. Monthly, the difference between revenues recorded through application of the FAC and recoverable fuel costs is recorded as a current asset or liability, pending reflection in future billings to customers, with a corresponding decrease or increase in cost of fuel for electric generation.

     The uniform purchased gas adjustment clause (PGA) provides a matching of gas costs with revenues. Monthly, the difference between revenues recorded through application of the PGA and recoverable gas costs is recorded as a current asset or liability with a corresponding decrease or increase in the gas cost. The cumulative difference for the calendar year is collected from, or refunded to, customers over a one-year period beginning in the following April.
     The Illinois commission conducts annual reconciliation proceedings with respect to each year's FAC and PGA revenues and has completed its review for all years prior to 1994. Reconciliation proceedings for 1994 and 1995 have commenced.

Income Taxes and Investment Tax Credits. Deferred income taxes are recorded which result from the use of accelerated depreciation methods, rapid amortization, repair allowance and certain other temporary differences in recognition of income and expense for tax and financial statement purposes. CIPSCO and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies, based on their respective taxable income or loss. Investment tax credits are being amortized over the estimated average useful lives of the related properties.
     The Company uses the liability method of accounting for deferred income taxes. The liability method requires the establishment of deferred tax liabilities and assets for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. (See Note 12 to Consolidated Financial Statements.)

Cash and Temporary Investments. Temporary investments principally consist of U.S. Treasury obligations. For purposes of Consolidated Statements of Cash Flows, temporary investments are not considered cash equivalents.

Marketable Securities. CIC holds a portfolio consisting primarily of common and preferred stocks that are substantially hedged with futures and options. (See Note 13 to Consolidated Financial Statements.) All securities are publicly traded. The investments and related hedging instruments are managed by professional investment managers in an overall managed portfolio strategy. Common stocks consist of investments that are representative of the Standard & Poor's 100 Index. Preferred stocks consist of perpetual and sinking fund issues primarily of public utilities, utility holding companies, commercial banks and bank holding companies. The portfolio also includes investments in limited partnerships which pool money from multiple investors to invest in a variety of investment vehicles, principally marketable securities.

     The investments in common and preferred stocks and the options and futures used to hedge these investments are measured at market value on the Consolidated Balance Sheets with the change in value reflected in shareholders' equity in conformity with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The net unrealized investment losses included in shareholders' equity (Retained Earnings - Other) at December 31, 1995 and 1994 were $.4 million and $1.6 million, respectively. Gains and losses on marketable securities are recognized when realized for Income Statement purposes. Gains and losses on purchased hedges are deferred until the gains or losses on the underlying securities are realized and recognized. For hedged investments, the investment and related hedging instrument have been combined on the Consolidated Balance Sheets.

                           2.  MERGER AGREEMENT

On August 11, 1995, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Union Electric Company
(UE), and Ameren Corporation (Ameren), a newly formed, jointly owned entity, pursuant to which among other things, the Company will be merged with Ameren (the Merger). Subsequent to the Merger, CIPS, UE and CIC will be wholly owned operating subsidiaries of Ameren. As a result of the Merger, each outstanding share of the Company's common stock will be converted into 1.03 shares of common stock of Ameren (Ameren Common Stock), or cash in lieu of fractional shares. Each outstanding share of UE's common stock will be converted into one share of Ameren Common Stock. The preferred stock of CIPS and UE will remain outstanding and unchanged. The Merger is expected to be tax-free for federal income tax purposes and will be accounted for under the "pooling of interests" method of accounting.
     With the execution and delivery of the Merger Agreement, the Company and UE entered into stock option agreements, pursuant to one of which the Company granted UE the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,779,838 shares of the Company's Common Stock at a price of $37.02 per share. Pursuant to the other stock option agreement, UE granted the Company the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,983,233 shares of UE's Common Stock at a price of $35.94 per share.
These options will expire upon consummation of the Merger.
     After the Merger, Ameren will become a registered public utility holding company under the Public Utility Holding Company Act of 1935. In December 1995, the Merger was approved by the shareholders of CIPSCO and UE. The Merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. (See Note 3 to Consolidated Financial Statements.)

     The following unaudited pro forma financial information reflects the effects of combining CIPSCO and UE into Ameren under the pooling of interests method of accounting.

                                      (unaudited)
                        (in thousands, except per share data)
                           1995          1994          1993
                           ____          ____          ____

Total Revenues          $3,127,316    $3,146,101    $3,138,944
Net Income                 372,872       391,459       368,571
Earnings per Share      $     2.72    $     2.85    $     2.69

     The pro forma financial information consolidates the financial results of Electric Energy, Inc. (EEI), which will be 60% owned by Ameren subsequent to the Merger as a result of the current ownership interest in EEI by CIPS and UE.

                          3.  REGULATORY MATTERS.

CIPS and UE filed a joint application for approval of the Merger with the Illinois commission and FERC. UE has filed an application for approval of the transaction with the Missouri Public Service Commission. In those applications, CIPS and UE are requesting a sharing between ratepayers and shareholders, over the 10-year period following the merger, of merger savings, net of merger costs. A merger filing will be made with the Securities and Exchange Commission at a later date.
     Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation," applies to regulated entities whose rates are designed to recover the cost of providing service to customers through the ratemaking process. SFAS No. 71 allows certain costs that would normally be reflected in net income to be deferred on the balance sheet as regulatory assets. These costs are then amortized as the related amounts are reflected in rates. Under current accounting pronouncements, if a loss becomes probable, any unamortized balance, net of tax, would reduce net income.
     The Company continually reviews regulatory assets and liabilities. As shown below, CIPS is in a net regulatory liability position at December 31, 1995, and currently believes that there would be no material adverse impact on results of operations, financial position or liquidity if CIPS were to discontinue application of SFAS No. 71.

     The components of regulatory assets and liabilities at December 31, are:

                                                  1995      1994
                                                  ____      ____
                                                 (in thousands)

Regulatory Assets:
  Deferred environmental remediation costs     $  5,018  $  1,028
  Take-or-pay costs                               1,436     2,750
  Unamortized costs related to reacquired debt   13,397    14,578
                                               ________  ________

    Total Regulatory Assets - in Other Assets
      on Consolidated Balance Sheets           $ 19,851  $ 18,356
                                               ========  ========

Regulatory Liabilities:
  Clean Air Act allowances, net                $    454  $  4,152
  SFAS 109 - Income Taxes, net                   67,669    69,942
                                               ________  ________

    Total Regulatory Liabilities, net          $ 68,123  $ 74,094
                                               ========  ========

Regulatory Liabilities Net of Regulatory
  Assets                                       $ 48,272  $ 55,738
                                               ========  ========

                     4.  COMMITMENTS AND CONTINGENCIES

Environmental Remediation Costs. The utility and certain of its predecessors and other affiliates previously operated facilities that manufactured gas from coal. In connection with the manufacturing of gas, various by-products were produced, some of which remain on sites where the facilities were located. The utility has identified 13 of these former manufactured gas plant sites which contain potentially harmful materials. One site was added to the United States Environmental Protection Agency (USEPA) Superfund list on August 30, 1990. On September 30, 1992 the Illinois Environmental Protection Agency (IEPA), in consultation with the USEPA, decided that the long-term remedial plan for this Superfund site should consist of a ground-water pump-and-treat program. The IEPA and CIPS entered into an agreement, which received required court approval on March 14, 1994, for CIPS to carry out such remedial action with IEPA oversight.
     Over the past several years CIPS has received cash settlements from certain of its insurance carriers arising from litigation instituted by CIPS (which is now concluded) seeking indemnification for, among other things, costs incurred by CIPS in connection with the sites. Effective with April 1993 billings to customers, CIPS began recovery of cleanup costs associated with the sites through environmental adjustment clause rate riders. As required by the Illinois commission, the riders provided for (1) recovery of cleanup costs and a return to ratepayers of any reimbursement of cleanup costs received from insurance carriers or other parties and (2) a prudence review of cleanup expenditures. The Illinois Supreme Court has ruled that cleanup costs are recoverable in rates and that the use of a rider mechanism to recover such costs is appropriate. Through December 31, 1993, CIPS collected $2.9 million under the riders. No amounts have been collected since January 1994.
     The estimated incurred costs relating to studies and remediation at the 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates or from other parties. Through December 31, 1995, $42.5 million had been deferred representing costs incurred and estimates for costs of completing studies at various sites and an estimate of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $5.0 million at December 31, 1995.
     The Illinois commission has initiated reconciliation proceedings to review CIPS' environmental remediation activities in 1993 and 1994 and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently incurred. Amounts found to have been incorrectly included under the riders would be subject to refund.

     Management believes that any costs incurred in connection with the sites that are not recovered from others will be recovered through environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

FERC Order 636. During 1992, FERC issued Order No. 636. This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. Order No. 636 provided mechanisms for pipelines to recover transition costs associated with the restructuring. CIPS has paid substantially all direct transition costs associated with the pipeline restructuring and is currently recovering all transition costs in its rate riders. Any future transition costs identified and billed from pipeline suppliers are expected to be recoverable from customers of CIPS.

FERC Proposed Rulemaking to Create Open Access Transmission Service. In March 1995, the FERC issued a notice of proposed rulemaking (NOPR) through which the FERC intends to require all utilities subject to its jurisdiction to provide electric transmission service on a non-discriminatory basis to all interested parties. Under the NOPR as currently proposed the "open access" tariffs which are likely to be required are tariffs designed to provide transmission access to other utility systems on a basis comparable to the way a utility utilizes its own electric system. The proposed rules are designed to increase competition in bulk power markets. CIPS cannot predict when FERC will take final action on the NOPR or whether it will be adopted in its present form. In connection with the Merger, CIPS and UE have filed combined open access comparable service transmission tariffs designed to comply with the tariffs currently proposed in the NOPR. The filing of such tariffs is a condition to approval of the Merger by FERC. The filed tariffs would become effective only upon completion of the Merger. CIPS does not anticipate that operating revenues or expenses will change materially as a result of the open access, comparable service tariffs. Accordingly, management believes that such tariffs will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

Clean Air Act. CIPS' current compliance strategy to meet Phases I and II of the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) is to switch to a lower sulfur coal at some of its units along with increased scrubbing with its existing scrubber at Newton Unit 1. The estimated capital costs of compliance based on the current strategy are included in the five-year construction forecast.
The forecast has an estimate of $76 million for environmental compliance including compliance with regulations under the Clean Air Act. However, capital costs and certain expenses, as well as financing needs, may increase if fuel strategy studies being undertaken by CIPS indicate that CIPS should change its compliance strategy to place more reliance on fuel switching.

Labor Issues. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993.
     The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. A hearing before an administrative law judge of the NLRB was completed on April 25, 1995. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

Other Issues. CIPS is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental torts and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

                           5.  LEVERAGED LEASES

CIC and its subsidiaries are the lessors in several leveraged lease arrangements involving interests in a natural gas liquids plant, natural gas processing equipment, a commercial jet aircraft, retail department store properties and combustion turbine generating units. These leases expire in various years beginning in 1999 through 2013.

     The aggregate residual values are estimated to be 42 percent of the aggregate cost. CIC's aggregate equity investment represents 22 percent of the aggregate purchase price of the properties. The remaining 78 percent was financed by nonrecourse debt provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased properties.
     The following is a summary of the components of CIC's net investment in leveraged leases at December 31:

                                     1995     1994        1993
                                     ____     ____        ____
                                         (in thousands)
Rentals receivable
  (net of nonrecourse debt)        $ 23,282 $ 24,894  $ 25,776
Estimated residual value of
  leased property                    64,598   64,599    53,671
Less - Unearned and deferred
  income                            (34,870) (39,560)  (37,231)
                                   ________ ________  ________

Investment in leveraged leases       53,010   49,933    42,216
Less - Deferred taxes               (30,771) (25,817)  (19,777)
                                   ________ ________  ________
Net investment                     $ 22,239 $ 24,116  $ 22,439
                                   ======== ========  ========

     The following is a summary of the components of income from leveraged leases for the years ended December 31:

                                     1995     1994        1993
                                     ____     ____        ____
                                            (in thousands)

Income before income taxes         $  4,677 $  4,664  $  4,702
Income tax expense                   (1,868)  (1,874)   (2,037)
                                   ________ ________  ________
Income from leveraged leases       $  2,809 $  2,790  $  2,665
                                   ======== ========  ========

              6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

CIPS sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' final average pay. Pension costs are accrued on a current basis in accordance with actuarial determinations. The pension plan is funded in compliance with income tax regulations and federal funding requirements. CIPS uses a September 30 measurement date for its valuation of pension plan assets and liabilities. The utility also provides certain employees with pension benefits which exceed the qualified plan limits imposed by federal tax law.

                       Funded Status of Pension Plan
                              (in thousands)


                                     1995     1994      1993
                                     ____     ____      ____

Fair value of plan assets*         $221,013 $188,449  $177,824
                                    _______  _______   _______

Accumulated benefit obligations:**
  Vested benefits                   121,181  120,032   125,641
  Nonvested benefits                 20,989    3,644       559
Effect of projected future
  compensation levels (based on 4.5%
  annual increases in 1995, 4.8% in
  1994 and 4.3% in 1993)             38,830   38,974    41,214
                                   ________ ________  ________

     Total projected benefit
       obligation                   181,000  162,650   167,414
                                   ________ ________  ________

Plan assets in excess of projected
  benefit obligation               $ 40,013 $ 25,799  $ 10,410
                                   ======== ========  ========

________________________
 * Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.
** The assumed weighted average discount rate was 7.50% for 1995, 7.75% for 1994 and 6.50% for 1993.

       Pension Plan Assets in Excess of Projected Benefit Obligation
                              (in thousands)

                                     1995     1994      1993
                                     ____     ____      ____

Plan assets in excess of projected
  benefit obligation               $ 40,013 $ 25,799  $ 10,410
Unrecognized transition asset (being
  amortized over 18.2 years)         (3,936)  (4,399)   (4,862)
Unrecognized net gain               (33,690) (23,146)   (5,188)
Unrecognized prior service cost       5,167    5,679       760
                                   ________ ________  ________

Prepaid pension costs at
  September 30                        7,554    3,933     1,120
Expense, net of funding October
  to December                           207      (80)    1,944
                                   ________ ________  ________

Prepaid pension costs at
  December 31                      $  7,761 $  3,853  $  3,064
                                   ======== ========  ========

                     Components of Net Pension Expense
                              (in thousands)


                                              1995     1994      1993
                                              ____     ____      ____

Service cost (present value of benefits
  earned during the year)                  $  6,873 $  8,053  $  6,398
Interest cost on projected benefit
  obligation                                 12,497   10,846    10,193
Actual return on plan assets (expected
  long-term rate of return was 8%)          (34,364)  (6,795)  (21,101)
Deferred investment gains (losses)           20,658   (6,242)   10,071
Amortization of the unrecognized prior
  service cost                                  372       61       118
Amortization of the transition amount          (463)    (463)     (463)
                                           ________ ________  ________

Net pension expense                        $  5,573 $  5,460  $  5,216
                                           ======== ========  ========

Effective January 1, 1993, CIPS adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The standard requires companies to recognize the cost of providing postretirement medical and life insurance benefits over the employees' service period. CIPS is funding the medical benefits under two Voluntary Employee Beneficiary Association trusts
(VEBA), and a 401(h) account established within the CIPS retirement income trust.
     CIPS sponsors postretirement plans providing medical and life benefits for certain of its retirees and their eligible dependents. The medical plan pays percentages of eligible medical expenses incurred by covered retirees after a deductible has been met, and after taking into account payment by Medicare or other providers. Currently, participants become eligible for coverage if they retire from CIPS after meeting age and years of service eligibility requirements. The life insurance plan continues for all retirees who have been in the plan as employees for 10 years or more. CIPS uses a September 30 measurement date for its valuation of postretirement assets and liabilities.

               Funded Status of Postretirement Benefit Plans
                              (in thousands)


                                    1995      1994       1993
                                    ____      ____       ____

Fair value of plan assets*        $ 49,385  $ 26,874  $ 13,302
                                   _______   _______   _______

Accumulated benefit obligations:
Retirees                            50,030    47,494    47,269
Fully eligible active employees     17,577    15,407    15,006
Other active employees              75,595    64,188    67,007
                                  ________  ________  ________

Total accumulated benefit
  obligations                      143,202   127,089   129,282
                                  ________  ________  ________

Accumulated benefit obligations
  in excess of plan assets         (93,817) (100,215) (115,980)
Unrecognized prior service costs       191         -         -
Unrecognized transition obligation
  (being amortized over 20 years)   98,878   104,695   110,511
Unrecognized net gain (including
  changes in assumptions)          (23,855)  (21,307)  (11,185)
                                  ________  ________  ________

Accrued postretirement benefit
  cost at September 30             (18,603)  (16,827)  (16,654)
Expense, net of funding, October
  to December                       14,711    14,906    14,912
                                  ________  ________  ________

Accrued postretirement benefit
  cost at December 31             $ (3,892) $ (1,921) $ (1,742)
                                  ========  ========  ========

* Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.


                 Components of Postretirement Benefit Cost
                              (in thousands)


                                      1995     1994      1993
                                      ____     ____      ____

Service costs on benefits earned $ 3,809 $ 4,108 $ 4,215 Interest costs on accumulated benefit
  obligations                       10,307     8,918     9,948
Actual return on plan assets        (8,390)     (212)   (1,038)
Deferred investment gains (losses)   5,304    (1,601)      397
Amortization of transition amounts   5,816     5,816     5,816
                                  ________  ________  ________

Postretirement benefit cost       $ 16,846  $ 17,029  $ 19,338
                                  ========  ========  ========

For purposes of calculating the postretirement benefit obligation it is assumed that health-care costs will increase by 10.6% in 1996, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 4% in 2007 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. To illustrate, increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1995 by $23.2 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost $2.5 million annually. The weighted-average discount rate used to determine the accumulated postretirement benefit obligation was 7.5% in 1995, 8.25% in 1994 and 7% in 1993. The expected long-
term rate of return on plan assets was 8% in all three years.

                     7.  PREFERRED STOCK OF SUBSIDIARY

The CIPS preferred stock is generally redeemable at the option of CIPS, on 30 days notice at the redemption prices shown below.

At December 31, 1995 and 1994 the preferred stock authorized and outstanding was:
                                                                                       1995       1994
                                                         Current                      Amount     Amount
                  Shares          Par                   Redemption     Shares          (in        (in
                Authorized       Value       Series      Price(a)      Issued       thousands) thousands)
                __________       _____       ______     __________     ______       __________ __________
CIPSCO          4,600,000(b)         -           -               -          -                -        -

CIPS
Cumulative      2,000,000(b)      $100        4.00%        $101.00    150,000         $ 15,000  $ 15,000
                                   100        4.25%         102.00     50,000            5,000     5,000
                                   100        4.90%         102.00     75,000            7,500     7,500
                                   100        4.92%         103.50     50,000            5,000     5,000
                                   100        5.16%         102.00     50,000            5,000     5,000
                                   100  1993 Auction(c)     100.00    300,000           30,000    30,000
                                   100       6.625%         100.00(d) 125,000           12,500    12,500
                                                                      _______          _______   _______
                                                                      800,000           80,000    80,000
CIPS
No par(e)      2,600,000(b)         -           -               -           -                -         -
                                                                      _______          _______   _______
                                                                      800,000         $ 80,000  $ 80,000
                                                                      =======          =======   =======
_________________________

(a) Accrued dividends, if any, would be added to the current redemption price.
(b) The Board of Directors has the authority to fix and determine the relative rights and preferences of the authorized and unissued shares.
(c) Dividend rate for each dividend period (currently every 49 days) is set at a then current market rate according to an auction procedure. The rate at December 31, 1995 was 4.248%.
(d)  Not redeemable prior to October 1, 1998.
(e)  Aggregate stated value cannot exceed $65,000,000.

                      8.  COMMON SHAREHOLDERS' EQUITY

Common Stock. In December 1994, CIPSCO purchased 38,164 shares from shareholders who held less than 100 shares. The repurchase reduced common stock and retained earnings.

Retained Earnings. CIPSCO is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act. CIPS is subject to the same restrictions, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1995, 1994 and 1993, no amount of retained earnings was restricted.

               9.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

External financing needs may be met from the sale of commercial paper or short-term borrowings from banks. CIPSCO and CIC have joint bank lines of credit of $30 million. The banks are compensated for these lines of credit.
     CIPS has arrangements for bank lines of credit which totaled $65 million at December 31, 1995. CIPS compensates banks for these lines of credit. The bank lines of credit are for corporate purposes including the support of any commercial paper borrowings. At December 31, 1995 there were no short-term borrowings from the lines of credit by CIPSCO, CIC, or CIPS; however, CIPS did have $47.9 million in commercial paper outstanding.

                     10.  LONG-TERM DEBT OF SUBSIDIARY

Maturities and sinking fund requirements of CIPS' long-term debt through 2000 are as follows:

                                Sinking Fund
                    Maturities  Requirements   Total
                    __________  ____________   _____
                               (in thousands)

1996                 $     -        $150       $   150
1997                  58,000           -        58,000
1998                       -           -             -
1999                  50,000           -        50,000
2000                  25,000           -        25,000

In 1995 and 1994 the sinking fund requirements were satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3 percent of the annual requirement. The utility expects to meet the 1996 requirement in the same manner.

Long-term debt outstanding at December 31, was:

                                        1995          1994
                                       Amount        Amount
                                       ______        ______
                                            (in thousands)
First mortgage bonds:
  Series K,   4 5/8% due   6/1/1995   $     -      $15,000
  Series L,   5 7/8% due   5/1/1997    15,000       15,000
  Series      6 5/8% due   8/1/2009
    (for Newton pollution control)          -        1,000
  Series W,   7 1/8% due  5/15/1999    50,000       50,000
  Series W,   8 1/2% due  5/15/2022    33,000       33,000
  Series X,   6 1/8% due   7/1/1997    43,000       43,000
  Series X,   7 1/2% due   7/1/2007    50,000       50,000
  Series Y,   6 3/4% due  9/15/2002    23,000       23,000
  Series Z,       6% due   4/1/2000    25,000       25,000
  Series Z,   6 3/8% due   4/1/2003    40,000       40,000
  Series 1995-1, 6.49% due 6/1/2005    20,000            -
                                      _______      _______
                                      299,000      295,000
                                      _______      _______
Pollution control loan obligations:
  1990 Series A, 7.60% due 3/1/2014    20,000       20,000
  1990 Series B, 7.60% due 9/1/2013    32,000       32,000
  1993 Series A, 6 3/8% due 1/1/2028   35,000       35,000
  1993 Series B-1, 4 3/8% due 6/1/2028 17,500       17,500
  1993 Series B-2, 5.90% due 6/1/2028  17,500       17,500
  1993 Series C-1, 4.20% due 8/15/2026 35,000       35,000
  1993 Series C-2, 5.70% due 8/15/2026 25,000       25,000
                                      _______      _______
                                      182,000      182,000
                                      _______      _______
Unamortized net debt premium
  and discount                         (2,074)      (2,381)
                                      _______      _______
                                      478,926      474,619
Maturities due within one year              -      (15,000)
                                      _______      _______
                                     $478,926     $459,619
                                      =======      =======

Interest rates on the 1993 Series B-1 and 1993 Series C-1 bonds will be adjusted to a then current market rate on June 1, 1998 and August 15, 1998, respectively. Interest rates on the 1993 Series B-2 and 1993 Series C-2 bonds are subject to redetermination at the option of CIPS commencing
June 1, 2003 and August 15, 2003, respectively.

                 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1995 and 1994 of each class of financial instruments for which it is practicable to make such estimates.

Cash and Temporary Investments. The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Marketable Securities. The fair value is based on quoted market prices obtained from dealers or investment managers.

Financial Derivatives. The fair value was estimated using market values of options, calls and futures contracts on organized exchanges.

Short-term Borrowings. The carrying amounts approximate fair value due to their short-term maturities.

Preferred Stock of Subsidiary. The fair value was estimated using market values provided by independent pricing services.

Long-term Debt of Subsidiary. The fair value was estimated using market values provided by independent pricing services.

     The estimated fair values of the Company's financial instruments as of December 31, are shown below:

                                  1995                             1994
                            _________________                _________________
                        Carrying           Fair           Carrying       Fair
                         Value             Value           Value         Value
                        ________          ________         ________     _______
                                               (in thousands)

Marketable Securities   $ 45,950          $ 45,950         $43,131      $ 43,131
Financial Derivatives         17                17             798           798
Preferred Stock           80,000            66,108          80,000        52,684
Long-term Debt           478,926           501,826         459,619       447,323


                             12.  INCOME TAXES

The Company uses the liability method of accounting for deferred income taxes. Income tax expense includes provisions for deferred taxes to reflect the effect of temporary differences between the time certain costs are recorded for financial reporting and when they are deducted for income tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes and a portion of the regulatory assets and liabilities are also reversed. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

     The components of federal and state income tax provisions and investment tax credits at December 31, were:

                                    1995      1994      1993
                                    ____      ____      ____
                                           (in thousands)

Current - - Federal               $ 31,676  $ 29,048  $ 34,340
        - - State                    6,020     4,534     6,980
                                  ________  ________  ________
                                    37,696    33,582    41,320
                                  ________  ________  ________
Deferred - - Federal                 8,500    14,738    12,315
         - - State                   2,937     4,129     1,592
                                  ________  ________  ________
                                    11,437    18,867    13,907
                                  ________  ________  ________
Amortization of investment
  tax credits                       (3,361)   (3,367)   (3,366)
                                  ________  ________  ________
Total income tax expense          $ 45,772  $ 49,082  $ 51,861
                                  ========  ========  ========

     Reconciliations with statutory federal income tax rates at
December 31, were:
                                    1995      1994      1993
                                    ____      ____      ____
Effective income tax rate           37.6%     35.9%     36.8%
Amortization of investment
  tax credits                        2.8       2.5       2.4
Tax exempt interest and dividends    1.6       1.6       1.5
State income tax rate, net of federal
  income tax benefits               (4.8)     (4.0)     (3.9)
Non-deductible merger expenses      (1.4)        -         -
Other, net                           (.8)     (1.0)     (1.8)
                                  ______    ______    ______
Statutory federal income tax rate   35.0%     35.0%     35.0%
                                  ======    ======    ======

     The accumulated deferred income taxes as set forth below and in the Consolidated Balance Sheets arise from the following temporary differences at December 31:
                                          1995        1994
                                       ____________ ____________
                                              (in thousands)
Accumulated deferred income tax
  liabilities related to:
  Depreciable property                   $320,677     $315,364
  Investment tax credits                  (20,831)     (22,164)
  Regulatory liabilities, net             (26,843)     (27,742)
  Leveraged leases                         30,771       25,817
  Other                                    21,407       21,797
                                         ________     ________
Accumulated deferred income
  taxes per Consolidated Balance
  Sheets                                 $325,181     $313,072
                                         ========     ========
Deferred tax assets
  (included in prepayments)              $  6,787     $  7,048
                                         ========     ========
                   13.  DERIVATIVE FINANCIAL INSTRUMENTS

CIC has limited involvement with derivative financial instruments which include futures contracts, purchased options and written options in combination with purchased options. These instruments are used to hedge the market risk associated with CIC's common and preferred stock investments. (See Note 1 to Consolidated Financial Statements.) CIC does not hold or issue these instruments for trading purposes.
     Financial futures contracts are for U.S. Treasury obligations and options contracts are for S & P Indexes and U.S. Treasury obligations. Futures and options contracts have terms that are one year or less and have little credit risk as these instruments are traded on organized exchanges.
     CIC bears the risk of unfavorable price changes associated with futures and options which are intended to hedge the opposite change in the market value of the common and preferred stocks.
     Gains and losses on purchased hedges of the equity securities are deferred as an adjustment to the carrying amount of the hedged equity securities until the gains or losses on the underlying securities are recognized. The amount of deferred hedge loss at December 31, 1995 and 1994 was approximately $3.1 million and $.2 million, respectively.

                             14.  SFAS NO. 121

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and became effective on January 1, 1996. SFAS No. 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS No. 121 is not expected to have an impact on the financial position, results of operations or liquidity of the Company or CIPS upon adoption.

                     15.  VOLUNTARY SEPARATION PROGRAM

Early in 1995, the Company offered a voluntary separation program to most of its salaried employees, which was accepted by and granted to 151 employees in February 1995. The Company recorded a $5.8 million charge in 1995 for the cost of separation benefits provided under the program. The detailed costs of the program consisted of separation payments of $5.4 million, educational benefits of $.1 million, and medical benefits of $.3 million.
The separation payments were dependent upon ending salary and number of years employed, and ranged from 6 months to a maximum of 12 months pay per individual. The voluntary separation program reduced 1995 earnings by 10 cents per share. The cost of the program is expected to be recovered through lower payroll expenses by the end of 1996.

                         16.  SEGMENTS OF BUSINESS

CIPSCO's primary subsidiary, CIPS, is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The investments of CIPSCO and subsidiaries include temporary investments and long-term investments including marketable securities, leveraged leases and energy investments.

     The following is a summary of operations:
                                          Years Ended December 31,
                                         ________________________
                                      1995          1994         1993
                                      ____          ____         ____
                                               (in thousands)
OPERATING INFORMATION
Electric operations:
  Operating revenues              $  703,483     $  697,427     $ 688,820
  Operating expenses, excluding
    provision for income taxes       566,130        550,386       534,071
                                   _________      _________     _________
  Pretax operating income            137,353        147,041       154,749
                                   _________      _________     _________
Gas operations:
  Operating revenues                 129,606        138,418       145,702
  Operating expenses, excluding
    provision for income taxes       117,418        126,896       138,086
                                   _________      _________     _________
  Pretax operating income             12,188         11,522         7,616
                                   _________      _________     _________
Investments:
  Operating revenues                   9,173          8,770        10,238
  Operating expenses, excluding
    provision for income taxes         1,972          1,988         1,868
                                   _________       ________      ________
  Pretax investment income             7,201          6,782         8,370
                                   _________       ________      ________
     Total                           156,742        165,345       170,735
                                   _________       ________      ________
  Less interest expense and
    other charges                     38,955         32,309        33,376
  Less income taxes                   45,772         49,082        51,861
                                   _________      _________      ________
  Net income per Consolidated
    Statements of Income          $   72,015     $   83,954     $  85,498
                                   =========      =========    ==========
Depreciation and amortization
  expense:
  Electric                        $   75,869     $   74,496     $  71,876
  Gas                                  6,803          6,100         5,771
  Corporate                              591            503           415
                                   _________      _________     _________
    Total                         $   83,263     $   81,099     $  78,062
                                   =========      =========    ==========
INVESTMENT INFORMATION
Identifiable assets:
  Electric                        $1,495,433     $1,469,601    $1,459,073
  Gas                                181,677        176,788       177,857
  Temporary investments                7,147          5,875         5,527
  Marketable securities               45,967         43,929        42,703
  Leveraged leases and
    energy investments                59,114         49,933        42,216
  Corporate                           38,573         31,231        30,374
                                   _________      _________     _________
    Total                         $1,827,911     $1,777,357    $1,757,750
                                   =========      =========     =========
Construction expenditures:
  Electric                        $   90,151     $   82,673     $  76,956
  Gas                                 13,631         13,928        10,756
                                   _________      _________     _________
    Total                         $  103,782     $   96,601     $  87,712
                                   =========      =========     =========
             17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fluctuations in the quarterly results are due to the seasonal nature of the utility business of CIPS.


                                                                                Cash
                                                               Earnings       Dividends       Book
                   Total          Total                          Per             Per          Value
                 Operating      Operating        Net            Common          Common       (end of
Quarters         Revenues        Income         Income          Share *         Share        period)
                 _________      _________     __________       ________       _________      _______
                                         (in thousands, except per share data)
  1995
    First        $210,462       $ 28,252      $ 12,568 (1)     $0.37 (1)        $0.50         $18.90
    Second        183,944         29,158        12,886          0.38             0.51          18.80
    Third         243,863         77,089        41,731          1.22             0.51          19.52
    Fourth        203,993         22,243         4,830 (2)      0.14 (2)         0.51          19.12

  1994
    First        $225,622       $ 30,291      $ 13,759         $0.40            $0.49         $18.51
    Second        202,505         39,499        19,545          0.57             0.50          18.56
    Third         216,270         64,004        34,256          1.00             0.50          19.06
    Fourth        200,218         31,551        16,394          0.48             0.50          19.01

* The quarterly earnings per common share may not add to the total earnings per share for the year due to rounding.

(1) Includes $5.8 million of voluntary separation program expenses which reduced net income by $3.5 million and earnings by 10 cents per share.

(2) Includes $10.4 million of merger-related transaction expenses and write-off of system development expenses which reduced net income by $8.2 million and earnings by 24 cents per share.

Item 8.  Financial Statements and Supplementary Data.

                                 CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                           STATEMENTS OF INCOME

                                          Years Ended December 31,
                                          ________________________
                                 1995               1994               1993
                                 ____               ____               ____
                                     (in thousands)
Operating Revenues:
  Electric                   $  703,509          $  697,458          $  688,849
  Gas                           129,610             138,424             145,707
                             __________          __________          __________

    Total operating revenues    833,119             835,882             834,556
                             __________          __________          __________
Operating Expenses:
  Fuel for electric generation  188,731             196,324             186,938
  Purchased power                59,495              55,543              60,181
  Gas costs                      74,054              85,043              90,097
  Other operation               154,014             138,622             141,310
  Maintenance                    67,994              65,172              61,216
  Depreciation and amortization  82,672              80,596              77,647
  Taxes other than income taxes  56,588              55,984              54,767
  Income taxes                   43,542              47,920              48,749
                             __________          __________          __________

   Total operating expenses     727,090             725,204             720,905
                             __________          __________          __________

Operating Income                106,029             110,678             113,651
                             __________          __________          __________
Other Income and Deductions:
  Allowance for equity funds
    used during construction        889                 630               1,459
  Nonoperating income taxes        (941)               (603)               (631)
  Miscellaneous, net             (1,695)              4,119               3,632
                             __________          __________           __________
    Total other income
      and deductions             (1,747)              4,146               4,460
                             __________          __________           __________
Income Before Interest Charges  104,282             114,824             118,111
                             __________          __________           __________
Interest Charges:
  Interest on long-term debt     32,871              32,842              34,421
  Other interest charges            853                 358                 479
  Allowance for borrowed funds
    used during construction        (73)               (289)               (800)
                             __________          __________           __________
     Total interest charges      33,651              32,911              34,100
                             __________          __________           __________
Net Income                       70,631              81,913              84,011
Preferred stock dividends         3,850               3,510               3,718
                             __________          __________           __________
Earnings for Common Stock    $   66,781          $   78,403          $   80,293
                             ==========          ==========           ==========

The accompanying notes to financial statements are an integral part of these statements.
                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              BALANCE SHEETS



                                                   December 31,
                                                   ____________
                                              1995            1994
                                              ____            ____

                                                  (in thousands)

ASSETS
Utility Plant, at original cost:
Electric                                     $2,296,402     $2,264,930
Gas                                             229,118        220,347
                                             __________     __________
                                              2,525,520      2,485,277
Less--Accumulated depreciation                1,132,355      1,077,533
                                             __________     __________
                                              1,393,165      1,407,744
Construction work in progress                    72,490         31,816
                                             __________     __________
                                              1,465,655      1,439,560
                                             __________     __________

Current Assets:
Cash                                              1,006          1,320
Accounts receivable, net                         65,574         67,686
Accrued unbilled revenues                        27,234         30,484
Materials and supplies, at average
  cost                                           40,246         39,817
Fuel for electric generation, at
  average cost                                   42,634         30,305
Gas stored underground, at average
  cost                                            9,774         13,167
Prepayments                                      10,268         10,839
Other current assets                              8,226          2,593
                                             __________     __________
                                                204,962        196,211
                                             __________     __________
Other Assets                                     44,188         42,879
                                             __________     __________
                                             $1,714,805     $1,678,650
                                             ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder's equity:
  Common stock, no par value,
    authorized 45,000,000 shares;
    outstanding 25,452,373 shares            $  121,282     $  121,282
  Retained earnings                             449,137        453,463
                                             __________     __________
                                                570,419        574,745
Preferred stock                                  80,000         80,000
Long-term debt                                  478,926        459,619
                                             __________     __________
                                              1,129,345      1,114,364
                                             __________     __________

Current Liabilities:
Long-term debt due within one year                    -         15,000
Short-term borrowings                            47,921         14,985
Accounts payable                                 60,791         53,900
Accrued wages                                     9,320          9,833
Accrued taxes                                    11,155         12,963
Accrued interest                                  9,525          9,408
Other                                            33,264         31,488
                                             __________     __________
                                                171,976        147,577
                                             __________     __________

Deferred Credits:
Accumulated deferred income taxes               293,127        287,020
Investment tax credits                           52,234         55,595
Regulatory liabilities, net                      68,123         74,094
                                             __________     __________
                                                413,484        416,709
                                             __________     __________
                                             $1,714,805     $1,678,650
                                             ==========     ==========


The accompanying notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          STATEMENTS OF CASH FLOW



                                                  Years Ended December 31,
                                                  ________________________
                                              1995          1994          1993
                                              ____          ____          ____
                                                      (in thousands)

OPERATING ACTIVITIES:
Net income                              $   70,631     $   81,913    $   84,011
Adjustments to reconcile net income
  to net cash provided:
  Depreciation and amortization             82,672         80,596        77,647
  Allowance for equity funds used during
    construction (AFUDC)                      (889)          (630)       (1,459)
  Deferred income taxes, net                 4,575         14,146             7
  Investment tax credit amortization        (3,361)        (3,367)       (3,366)
Cash flows impacted by changes in assets
  and liabilities:
  Accounts receivable, net and accrued
    unbilled revenues                        5,362         2,195        (15,270)
  Fuel for electric generation             (12,329)       (4,259)         8,336
  Other inventories                          2,964         2,175         (4,450)
  Prepayments                                  571          (992)         3,305
  Other assets                              (6,942)        6,061         13,877
  Accounts payable and other liabilities     8,667        (5,438)         6,106
  Accrued wages, taxes and interest         (2,204)       (3,111)         6,217
Other                                       (8,884)        1,129          4,815
                                        __________    __________     __________
  Net cash provided by operating
    activities                             140,833       170,418        179,776
                                        __________    __________     __________

INVESTING ACTIVITIES:
Construction expenditures, excluding
  AFUDC                                   (102,820)      (95,682)       (85,453)
Allowance for borrowed funds used during
  construction                                 (73)         (289)          (800)
                                        __________    __________     __________
  Net cash used in investing activities   (102,893)      (95,971)       (86,253)
                                        __________    __________     __________

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt    20,000             -        195,000
Repayment of long-term debt                (16,000)      (20,000)      (205,000)
Proceeds from issuance of preferred stock        -             -         42,500
Redemption of preferred stock                    -             -        (27,500)
Retirement of common stock                       -             -        (33,250)
Proceeds from issuance of (repayment of)
  short-term borrowings                     32,936        14,985        (17,393)
Dividends paid:
  Preferred stock                           (3,956)       (3,510)        (3,718)
  Common stock                             (71,000)      (68,600)       (33,500)
Issuance expense, discount and premium        (234)          (40)        (7,104)
                                        __________    __________      __________
  Net cash used in financing activities    (38,254)      (77,165)       (89,965)
                                        __________    __________      __________

Net increase (decrease) in cash               (314)       (2,718)         3,558
Cash at beginning of year                    1,320         4,038            480
                                        __________    __________     __________
Cash at end of year                     $    1,006    $    1,320     $    4,038
                                        ==========    ==========     ==========
Supplemental disclosures of cash flow
  information:
Cash paid during the year for:
  Interest, net of amounts capitalized  $   31,490    $   30,693     $   30,909
  Income taxes                          $   45,550    $   39,829     $   48,367


The accompanying notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      STATEMENTS OF RETAINED EARNINGS



                                    Years Ended December 31,
                                    ________________________
                                   1995      1994        1993
                                   ____      ____        ____
                                         (in thousands)

Balance, beginning of year   $  453,463 $  443,741  $  398,235
Add (deduct);
  Net income                     70,631     81,913      84,011
  Dividends:
    Preferred stock              (3,850)    (3,510)     (3,718)
    Common stock                (71,000)   (68,600)    (33,500)
Other                              (107)       (81)     (1,287)
                             __________ __________   _________

Balance, end of year         $  449,137 $  453,463  $  443,741
                             ========== ==========  ==========




The accompanying notes to financial statements are an integral part of these statements.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Central Illinois Public
Service Company:

We have audited the accompanying balance sheets of Central Illinois Public Service Company (an Illinois corporation and a wholly owned subsidiary of CIPSCO Incorporated) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Public Service Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
January 26, 1996

                       Notes to Financial Statements


              1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in Note 1 of Notes to Consolidated
Financial Statements beginning on page 46 is incorporated herein by reference (except for the caption "Principles of Consolidation", the second paragraph under the caption
"Concentration of Credit Risk", the second paragraph under the caption "Operating Revenues" and the caption "Marketable
Securities" which are not included herein).

                           2.  MERGER AGREEMENT

The information contained in Note 2 of Notes to Consolidated
Financial Statements beginning on page 49 is incorporated herein by reference.

                          3.  REGULATORY MATTERS

The information contained in Note 3 of Notes to Consolidated
Financial Statements beginning on page 50 is incorporated herein by reference.

                     4.  COMMITMENTS AND CONTINGENCIES

The information contained in Note 4 of Notes to Consolidated
Financial Statements beginning on page 52 is incorporated herein by reference.

                           5.  LEVERAGED LEASES

Not applicable.

              6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The information contained in Note 6 of Notes to Consolidated
Financial Statements beginning on page 56 is incorporated herein by reference.

                            7.  PREFERRED STOCK

The information contained in Note 7 of Notes to Consolidated
Financial Statements beginning on page 60 is incorporated herein by reference.

                      8.  COMMON SHAREHOLDERS' EQUITY

Common Stock. The authorized common stock, no par value, for CIPS was 45,000,000 shares as of December 31, 1995, 1994 and 1993. All outstanding shares were exchanged with CIPS shareholders for CIPSCO Incorporated stock on October 1, 1990. During the three year period ended December 31, 1995, CIPSCO Incorporated which holds all CIPS common shares, retired CIPS shares as detailed in the table below:

                                Number of Shares Outstanding            Amounts (in thousands)
                                ____________________________          ________________________
                               1995         1994         1993        1995       1994       1993
                               ____         ____         ____        ____       ____       ____

Balance, beginning of year   25,452,373   25,452,373   26,336,718  $121,282   $121,282   $154,532
Common stock retired                  -            -     (884,345)        -          -    (33,250)
Other                                 -            -            -         -          -          -
                             __________   __________   __________  ________   ________   ________
Balance, end of year         25,452,373   25,452,373   25,452,373  $121,282   $121,282   $121,282
                             ==========   ==========   ==========   =======   =======    ========

Retained Earnings. CIPS is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1995, 1994 and 1993, no amount of retained earnings was restricted.

               9.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

CIPS has arrangements for bank lines of credit which totaled $65 million at December 31, 1995. CIPS compensates banks for these lines of credit. The bank lines of credit are for corporate purposes including the support of any commercial paper borrowings. At December 31, 1995 there were no short-term borrowings from the lines of credit at CIPS, however, CIPS did have $47.9 million in commercial paper outstanding.

                            10.  LONG-TERM DEBT

The information contained in Note 10 of Notes to Consolidated
Financial Statements beginning on page 61 is incorporated herein by reference.
                 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1995 and 1994 of each class of financial instruments for which it is practicable to make such estimates.

Short-Term Borrowings. The carrying amounts approximate fair value due to their short-term maturities.

Preferred Stock. The fair value was estimated using market values provided by independent pricing services.

Long-Term Debt. The fair value was estimated using market values provided by independent pricing services.

     The estimated fair value of CIPS' financial instruments as of December 31, are shown below:
                           1995               1994
                           ____               ____
                   Carrying   Fair     Carrying    Fair
                    Value     Value     Value      Value
                   ________  ________  ________  ________
                              (in thousands)
Preferred Stock    $ 80,000  $ 66,108  $ 80,000  $ 52,684
Long-Term Debt      478,926   501,826   459,619   447,323

                             12.  INCOME TAXES
CIPS uses the liability method of accounting for deferred income taxes.  Income tax expense includes provisions for deferred taxes to reflect the effect of temporary differences between the time certain costs are recorded for financial reporting and when they are deducted for income tax return purposes.  As temporary
differences reverse, the related accumulated deferred income taxes and a portion of the regulatory assets and liabilities are also reversed.  Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.
   The components of federal and state income tax provisions and investment tax credits at December 31, were:
                                           1995        1994       1993
                                           ____        ____        ____
                                                  (in thousands)
Current - - Federal                     $ 34,384     $ 32,826    $ 42,422
        - - State                          6,892        5,271       8,019
                                         _______      _______      _______
                                          41,276       38,097      50,441
                                         _______      _______      _______
Deferred - - Federal                       3,813       10,084       1,483
         - - State                         1,814        3,106         191
                                         _______      _______      _______
                                           5,627       13,190       1,674
                                         _______      _______      _______
Amortization of invest-
  ment tax credits                        (3,361)      (3,367)     (3,366)
                                         _______      _______      _______
  Total                                   43,542       47,920      48,749
                                         _______      _______      _______
Nonoperating income taxes:
  Current                                  1,420          687       1,119
  Deferred                                  (479)         (84)       (488)
                                         _______      _______      _______
                                             941          603         631
                                         _______      _______      _______
Total income taxes                      $ 44,483     $ 48,523    $ 49,380
                                         =======      =======    ========
     Reconciliations with statutory federal income tax rates at
December 31, were:
                                           1995        1994        1993
                                           ____        ____        ____
Effective income tax rate                  38.6%       37.2%       37.0%
Amortization of investment tax credits      2.9         2.6         2.5
Tax exempt interest and dividends            .7          .7          .7
State income tax rate, net of federal
  income tax benefits                      (4.9)       (4.2)       (4.0)
UE/CIPS merger expense                     (1.5)          -           -
Other, net                                  (.8)       (1.3)       (1.2)
                                           ____        ____        ____
Statutory federal income tax rate          35.0%       35.0%       35.0%
                                           ====        ====        ====


     The accumulated deferred income taxes as set forth below and in the Balance Sheets arise from the following temporary
differences at December 31:
                                    1995           1994
                                    ____           ____
                                        (in thousands)
Accumulated deferred income tax
  liabilities related to:
  Depreciable property            $320,677       $315,364
  Investment tax credits           (20,831)       (22,164)
  Regulatory liabilities, net      (26,843)       (27,742)
  Other                             20,124         21,562
                                   _______        _______
Accumulated deferred income taxes
 per Balance Sheets               $293,127       $287,020
                                   =======        =======
Deferred tax assets (included in
  prepayments)                    $  6,444       $  7,016
                                   =======        =======

                   13.  DERIVATIVE FINANCIAL INSTRUMENTS

Not applicable.
                             14.  SFAS NO. 121

The information contained in Note 14 of Notes to Consolidated
Financial Statements beginning on page 65 is incorporated herein by reference.

                     15.  VOLUNTARY SEPARATION PROGRAM

The information contained in Note 15 of Notes to Consolidated
Financial Statements beginning on page 65 is incorporated herein by reference.

                         16.  SEGMENTS OF BUSINESS

     CIPS is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The following is a summary of operations:

                                         Years Ended December 31,
                                         ________________________
                                      1995          1994         1993
                                      ____          ____         ____
                                               (in thousands)
OPERATING INFORMATION

Electric operations:
  Operating revenues              $  703,509     $  697,458     $ 688,849
  Operating expenses, excluding
    provision for income taxes       566,130        550,388       534,070
                                   _________      _________     _________
  Pretax operating income            137,379        147,070       154,779
                                   _________      _________     _________
Gas operations:
  Operating revenues                 129,610        138,424       145,707
  Operating expenses, excluding
    provision for income taxes       117,418        126,896       138,086
                                   _________      _________     _________
  Pretax operating income             12,192         11,528         7,621
                                   _________      _________     _________
    Total                            149,571        158,598       162,400
                                   _________      _________    __________
Plus other income and deductions      (1,747)         4,146         4,460
Less interest charges                 33,651         32,911        34,100
Less income taxes                     43,542         47,920        48,749
Less preferred dividends               3,850          3,510         3,718
                                   _________      _________      ________
Earnings for common stock         $   66,781     $   78,403     $  80,293
                                   =========      =========     =========
Depreciation expense:
  Electric                        $   75,869     $   74,496     $  71,876
  Gas                                  6,803          6,100         5,771
                                   _________      _________     _________
    Total                         $   82,672     $   80,596     $  77,647
                                   =========      =========     =========
INVESTMENT INFORMATION
Identifiable assets:
  Electric                        $1,495,433     $1,469,601    $1,459,073
  Gas                                181,677        176,788       177,857
  Corporate                           37,695         32,261        31,532
                                   _________      _________     _________
    Total                         $1,714,805     $1,678,650    $1,668,462
                                   =========      =========     =========
Construction expenditures:
  Electric                        $   90,151     $   82,673     $  76,956
  Gas                                 13,631         13,928        10,756
                                   _________      _________     _________
    Total                         $  103,782     $   96,601     $  87,712
                                   =========      =========     =========
             17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fluctuations in the quarterly results are due to the seasonal nature of the electric and gas utility business.


                     Total          Total          Earnings
                   Operating      Operating          for
Quarters           Revenues        Income        Common Stock
________           _________      _________      ____________
                         (in thousands)
  1995
    First          $208,883       $ 20,869        $ 11,803 (1)
    Second          182,110         19,873          11,653
    Third           241,449         49,227          40,368
    Fourth          200,677         16,060           2,957 (2)

  1994
    First          $223,436       $ 20,665        $ 12,544
    Second          200,406         26,288          18,307
    Third           213,922         40,996          33,013
    Fourth          198,118         22,729          14,539

(1) Includes $5.8 million of voluntary separation program expenses which reduced earnings for common stock by $3.5 million.

(2) Includes $10.4 million of merger-related transaction expenses and write-off of system development expenses which reduced earnings for common stock by $8.2 million.

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None for CIPSCO or CIPS.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrants.

                                  CIPSCO

     The information required by Item 10 relating to each person who is a nominee for election as director at CIPSCO's 1996 Annual Meeting of Shareholders is to be set forth in CIPSCO's definitive proxy statement (the "CIPSCO Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with CIPSCO's 1996 Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the CIPSCO Proxy Statement. Information required by Item 10 relating to executive officers of CIPSCO is set forth under a separate caption "Executive Officers of CIPSCO" in Part I hereof.

                                   CIPS

     The information required by Item 10 relating to each person who is a nominee for election as director at CIPS' 1996 Annual Meeting of Shareholders is to be set forth in CIPS' definitive proxy statement (the "CIPS Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with CIPS' 1996 Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the CIPS Proxy Statement. Information required by Item 10 relating to executive officers of CIPS is set forth under a separate caption "Executive Officers of CIPS" in Part I hereof.

Item 11.  Executive Compensation.

                                  CIPSCO

     The information required by Item 11 is to be set forth in the CIPSCO Proxy Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive Compensation" and -- "Directors' Compensation" appearing in the CIPSCO Proxy Statement; provided, however, that no part of the information appearing under the portion of the CIPSCO Proxy Statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "Performance Graph" is deemed to be filed as part of this Form 10-K Annual Report.

                                   CIPS

     The information required by Item 11 is to be set forth in the CIPS Proxy Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive Compensation" and -- "Directors' Compensation" appearing in the CIPS Proxy Statement; provided, however, that no part of the information appearing under the portion of the CIPS Proxy Statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "Performance Graph" is deemed to be filed as part of this Form 10-K Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

                                  CIPSCO

     The information required by Item 12 is to be set forth in the CIPSCO Proxy Statement. Such information is incorporated herein by reference to the material appearing under the captions "Voting Securities Beneficially Owned by Principal Holders, Directors, Nominees and Executive Officers" and "Election of Directors -- Director Information" appearing in the CIPSCO Proxy Statement.

                                   CIPS

     The information required by Item 12 is to be set forth in the CIPS Proxy Statement. Such information is incorporated herein by reference to the material appearing under the captions "Voting Securities Beneficially Owned by Principal Holders, Directors, Nominees and Executive Officers" and "Election of Directors -- Director Information" appearing in the CIPS Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

                              CIPSCO AND CIPS

     CIPSCO is the parent company of CIPS. At December 31, 1995, CIPSCO owned 100% of the common stock of CIPS (representing 96% of the voting shares of CIPS). There are situations where CIPS interacts with its affiliated companies through the use of shared facilities, common employees and other business relationships.
In these situations, CIPS receives payment in accordance with regulatory requirements for the services provided to affiliated companies.

     Each individual who is a member of the Board of Directors of CIPSCO is also a member of the Board of Directors of CIPS. Each of the officers of CIPSCO is also an officer of CIPS.

                                  PART IV

                              CIPSCO AND CIPS

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
                                                           Page of this report
                                                             on Form 10-K
                                                          ___________________
                                                                        Pro
                                                          CIPSCO CIPS  Forma
                                                          ______ ____  _____
(a) 1.  Financial statements
         Statements of Income for the years ended
         December 31, 1995, 1994 and 1993. . . . . . . .    41     69     -
         Balance Sheets - December 31, 1995 and 1994 . .    42     70     -
         Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993. . . . . . . .    43     71     -
         Statements of Retained Earnings for the years
         ended December 31, 1995, 1994 and 1993. . . . .    44     72     -
         Report of Independent Public Accountants. . . .    45     73     -
         Notes to Financial Statements . . . . . . . . .    46     74     -

(a) 2.  Schedules supporting financial statements . . .     -      -     -

        All Financial Statement Schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.

(a) 3.  Unaudited Pro Forma Combined Condensed Financial
        Information of CIPSCO And Union Electric
           Balance Sheet - December 31, 1995 . . . . . .     -     -     89
           Statements of Income for the years ended
             December 31, 1995, 1994 and 1993. . . . . .     -     -     90
           Notes to Unaudited Pro Forma Combined
             Condensed Financial Statements. . . . . . .     -     -     93

                                                                Applicable to
                                                                Form 10-K of
                                                                _____________
                                                                CIPSCO   CIPS
                                                                ______   ____
(a) 4.  Exhibits

  2.01  Agreement and Plan of Merger, dated as of
        August 11, 1995, by and among CIPSCO
        Incorporated, Union Electric Company, Ameren
        Corporation and Arch Merger Inc. (Exhibit 2(a)
        filed with CIPSCO's and CIPS' Form 10-Q/A
        (Amendment No. 1) for the quarter ended June
        30, 1995.)  Incorporated by Reference. . . . . . .      X          X

  3.01  Amended and Restated Articles of Incorporation
        of CIPSCO.  (Exhibit 3.01 filed with CIPSCO's
        1990 Annual Report on Form 10-K.)  Incorporated
        by Reference . . . . . . . . . . . . . . . . . . .      X

  3.02  Restated Articles of Incorporation of CIPS.
        (Exhibit 3(b) filed with CIPS' Form 10-Q for
        the quarter ended March 31, 1994.)  Incorporated
        by Reference . . . . . . . . . . . . . . . . . . .                 X

  3.03  Bylaws of CIPSCO (Exhibit 3.02 filed with CIPSCO's
        1993 Annual Report on Form 10-K.)  Incorporated by
        Reference. . . . . . . . . . . . . . . . . . . . .      X

  3.04  Bylaws of CIPS (Exhibit 3(c) filed with CIPS'
        Form 10-Q for the quarter ended March 31, 1994.)
        Incorporated by Reference. . . . . . . . . . . . .                 X

                                                           Applicable to
                                                           Form 10-K of
                                                           ______________
    Exhibits (Continued)                                   CIPSCO    CIPS
                                                           ______    ____

4   Indenture of Mortgage or Deed of Trust dated October
   1, 1941, from CIPS to Continental Illinois
   National Bank and Trust Company of Chicago and
   Edmond B. Stofft, as Trustees.  (Exhibit 2.01 in
   File No. 2-60232.)  Supplemental Indentures dated,
   respectively September 1, 1947, January 1, 1949,
   February 1, 1952, September 1, 1952, June 1, 1954,
   February 1, 1958, January 1, 1959, May 1, 1963,
   May 1, 1964, June 1, 1965, May 1, 1967, April 1,
   1970, April 1, 1971, September 1, 1971, May 1,
   1972, December 1, 1973, March 1, 1974, April 1,
   1975, October 1, 1976, November 1, 1976, October
   1, 1978, August 1, 1979, February 1, 1980,
   February 1, 1986, May 15, 1992, July 1, 1992,
   September 15, 1992, April 1, 1993, and June 1, 1995
   between CIPS and the Trustees under the Indenture
   of Mortgage or Deed of Trust referred to above
   (Amended Exhibit 7(b) in File No. 2-7341;
   Second Amended Exhibit 7.03 in File No. 2-7795;
   Second Amended Exhibit 4.07 in File No. 2-9353;
   Amended Exhibit 4.05 in file No. 2-9802; Amended
   Exhibit 4.02 in File No. 2-10944; Amended Exhibit
   2.02 in File No. 2-13866; Amended Exhibit 2.02
   in File No. 2-14656; Amended Exhibit 2.02 in File
   No. 2-21345; Amended Exhibit 2.02 in File No.
   2-22326; Amended Exhibit 2.02 in File No. 2-23569;
   Amended Exhibit 2.02 in File No. 2-26284; Amended
   Exhibit 2.02 in File No. 2-36388; Amended Exhibit
   2.02 in File No. 2-39587; Amended Exhibit 2.02
   in File No. 2-41468; Amended Exhibit 2.02 in File
   No. 2-43912; Exhibit 2.03 in File No. 2-60232;
   Amended Exhibit 2.02 in File No. 2-50146; Amended
   Exhibit 2.02 in File No. 2-52886; Second Amended
   Exhibit 2.04 in File No. 2-57141; Amended Exhibit
   2.04 in File No. 2-57557; Amended Exhibit 2.06 in
   File No. 2-62564; Exhibit 2.02(a) in File No.
   2-65914; Amended Exhibit 2.02(a) in File No.
   2-66380; and Amended Exhibit 4.02 in File No.
   33-3188; Exhibit 4.02 to Form 8-K dated May 15,
   1992; Exhibit 4.02 to Form 8-K dated July 1, 1992;
   Exhibit 4.02 to Form 8-K dated September 15,
   1992; Exhibit 4.02 to Form 8-K dated March 30,
   1993; Exhibit 4.03 to Form 8-K dated June 5, 1995.)
   Incorporated by Reference. . . . . . . . . . . . . . .    X       X

                                                         Applicable to
                                                          Form 10-K of
                                                          _____________
                                                      CIPSCO  CIPS   Page(s)
                                                      ______  ____   _______
Exhibits (Continued)
10.01  Form of Deferred Compensation Agreement for
       Directors (Exhibit 10.01 filed with
       CIPSCO's and CIPS' 1990 Annual Report on
       Form 10-K) Incorporated by Reference. . . . . .   X      X       -

10.02  Amended Form of Deferred Compensation
       Agreement for Directors (Exhibit 10.02
       filed with CIPSCO's and CIPS' 1993
       Annual Report on Form 10-K) Incorporated
       by Reference. . . . . . . . . . . . . . . . . .   X      X       -

10.03  Form of Management Continuity Agreement
       (Exhibit 10.05 filed with CIPSCO's and
       CIPS' 1994 Annual Report on Form 10-K.)
       Incorporated by Reference . . . . . . . . . . .   X      X       -

10.04  Form of Director's Retirement Income Plan
       (Exhibit 10.06 filed with CIPSCO's and
       CIPS' 1990 Annual Report on Form 10-K)
       Incorporated by Reference . . . . . . . . . . .   X      X       -

10.05  Form of Management Incentive Plan (Exhibit
       10.09 filed with CIPSCO's and CIPS' 1990
       Annual Report on Form 10-K) Incorporated
       by Reference . . . . . . . . . . . . . . . . . .  X      X       -

10.06  Form of Excess Benefit Plan
       (Exhibit 10.10 filed with CIPSCO's and
       CIPS' 1994 Annual Report on Form 10-K.)
       Incorporated by Reference . . . . . . . . . . .   X      X       -

10.07  Amendment to Form of Excess Benefit Plan. . . .   X      X      97

10.08  Form of Special Executive Retirement Plan
       (Exhibit 10.11 filed with CIPSCO's and
       CIPS' 1994 Annual Report on Form 10-K.)
       Incorporated by Reference . . . . . . . . . . .   X      X       -

10.09  Amendment to Form of Special Executive
       Retirement Plan . . . . . . . . . . . . . . . .   X      X      98

10.10  Stock Option Agreement, dated as of August
       11, 1995, by and between CIPSCO Incorporated
       and Union Electric Company.  (Exhibit
       10(a) filed with CIPSCO's and CIPS' Form
       10-Q for the quarter ended June 30, 1995.)
       Incorporated by Reference . . . . . . . . . . .   X      X       -

10.11  Stock Option Agreement, dated as of August
       11, 1995, by and between Union Electric
       Company and CIPSCO Incorporated.  (Exhibit
       10(b) filed with CIPSCO's and CIPS' Form
       10-Q for the quarter ended June 30, 1995.)
       Incorporated by Reference . . . . . . . . . . .   X      X       -
                                                            Applicable to
                                                            Form 10-K of
                                                            _____________
                                                       CIPSCO  CIPS   Page(s)
                                                       ______  ____   _______

Exhibits (Continued)

12.01  Computation of Ratio of Earnings to Fixed
       Charges - CIPSCO. . . . . . . . . . . . . . . .   X                99

12.02  Computation of Ratio of Earnings to Fixed
       Charges - CIPS. . . . . . . . . . . . . . . . .          X        100

21     Subsidiaries of CIPSCO and CIPS . . . . . . . .   X      X        101

23.01  Consent of Independent Public Accountants -
       CIPSCO. . . . . . . . . . . . . . . . . . . . .   X               102

23.02  Consent of Independent Public Accountants -
       CIPS. . . . . . . . . . . . . . . . . . . . . .          X        103

24.01  Powers of Attorney - CIPSCO . . . . . . . . . .   X           104-111

24.02  Powers of Attorney - CIPS . . . . . . . . . . .          X    112-119

27.1   Financial Data Schedule of CIPSCO*. . . . . . .   X              -

27.2   Financial Data Schedule of CIPS*. . . . . . . .          X       -

99.01  Description of Capital Stock - CIPSCO . . . . .   X           120-122

99.02  Description of Capital Stock - CIPS . . . . . .          X    123-124

     Exhibits 10.01 through 10.11 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) hereof.

* Included in electronic filing only.
     The following instruments defining the rights of holders of certain unregistered long-term debt of CIPS have not been filed with the Securities and Exchange Commission but will be furnished upon request.

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

     5. CIPS Credit Agreements with various banks providing unsecured lines of credit. As of December 31, 1995, the lines of credit totaled $65,000,000.

(b)  Reports on Form 8-K

     CIPSCO

    None.

     CIPS

    None.

                            AMEREN CORPORATION
       UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
                       OF CIPSCO AND UNION ELECTRIC



The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at December 31, 1995 gives effect to the Merger as if it had occurred at December 31, 1995. The unaudited pro forma combined condensed statements of income for each of the three years ended December 31, 1995, 1994 and 1993 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                                BALANCE SHEET
                             AT DECEMBER 31, 1995
                            (Thousands of Dollars)

                                                     As Reported (Note 1)     Pro Forma
                                                   _______________________  Adjustments    Pro Forma
                                                        UE        CIPSCO    (Notes 2, 9)   Combined
ASSETS                                              ___________ __________  ____________  ___________
Property and plant
  Electric                                          $8,473,501  $2,296,402   $  375,024   $11,144,927
  Gas                                                  174,231     229,118            -       403,349
  Other                                                 35,033           -            -        35,033
                                                    __________  __________   __________   ___________
                                                     8,682,765   2,525,520      375,024    11,583,309
  Less accumulated depreciation and amortization     3,494,722   1,132,355      250,686     4,877,763
                                                    __________  __________   __________   ___________
                                                     5,188,043   1,393,165      124,338     6,705,546

  Construction work in progress:
    Nuclear fuel in process                            121,460           -            -       121,460
    Other                                              125,934      72,490        1,176       199,600
                                                    __________  __________   __________   ___________
         Total property and plant, net               5,435,437   1,465,655      125,514     7,026,606
Regulatory asset - deferred income taxes (Note 6)      732,580      45,083            -       777,663
Other assets:
  Unamortized debt expense                              44,496      16,474          657        61,627
  Nuclear decommissioning trust fund                    73,838           -            -        73,838
  Investments in nonregulated activities                     -     105,081            -       105,081
  Other                                                 20,101      28,465       (1,156)       47,410
                                                    __________  __________   __________   ___________
         Total other assets                            138,435     150,020         (499)      287,956
Current assets:
  Cash and temporary investments                         1,025       8,235          265         9,525
  Accounts receivable, net                             191,520      65,267       17,222       274,009
  Unbilled revenue                                      82,098      27,234            -       109,332
  Materials and supplies, at average cost -
    Fossil fuel                                         46,381      52,408        8,577       107,366
    Other                                               92,921      40,246        5,949       139,116
  Other                                                 34,072      18,846        3,560        56,478
                                                    __________  __________   __________   ___________
         Total current assets                          448,017     212,236       35,573       695,826
                                                    __________  __________   __________   ___________
Total Assets                                        $6,754,469  $1,872,994   $  160,588   $ 8,788,051
                                                    ==========  ==========   ==========   ===========
CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)                             $  510,619   $ 356,812   $ (866,059)  $     1,372
  Other stockholders' equity (Note 2)                1,808,578     294,720      866,059     2,969,357
                                                    __________  __________   __________   ___________
         Total common stockholders' equity           2,319,197     651,532            -     2,970,729
  Preferred stock of subsidiary                        219,147      80,000            -       299,147
  Long-term debt                                     1,763,613     478,926      130,000     2,372,539
                                                    __________  __________   __________   ___________
         Total capitalization                        4,301,957   1,210,458      130,000     5,642,415
Minority interest in consolidated subsidiary                 -           -        3,534         3,534
Accumulated deferred income taxes                    1,357,689     325,181       (5,724)    1,677,146
Accumulated deferred investment tax credits            166,524      52,234            -       218,758
Regulatory liability                                   216,502     113,206            -       329,708
Accumulated provision for nuclear decommissioning       75,511           -            -        75,511
Other deferred credits and liabilities                 150,600           -        5,511       156,111
Current liabilities:
  Current maturity of long-term debt                    69,462           -            -        69,462
  Short-term debt                                       19,600      47,921       10,000        77,521
  Accounts payable                                     169,012      60,603       14,160       243,775
  Wages payable                                         36,605       9,335            -        45,940
  Taxes accrued                                         75,142      11,266            9        86,417
  Interest accrued                                      46,244       9,525          527        56,296
  Other                                                 69,621      33,265        2,571       105,457
                                                    __________  __________   __________   ___________
         Total current liabilities                     485,686     171,915       27,267       684,868
                                                    __________  __________   __________   ___________
Total Capital and Liabilities                       $6,754,469  $1,872,994   $  160,588   $ 8,788,051
                                                    ==========  ==========   ==========   ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.
                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                         YEAR ENDED DECEMBER 31, 1995
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE          CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                  (Notes 1,4,10) (Notes 1,3,4)  (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $ 2,014,452     $  703,483   $   181,985   $ 2,899,920
  Gas                                                  87,814        129,606             -       217,420
  Other                                                   441          9,173           362         9,976
                                                  ___________    ___________   ___________   ___________
       Total operating revenues                     2,102,707        842,262       182,347     3,127,316
OPERATING EXPENSES:
  Operations
    Fuel and purchased power                          365,158        248,226        97,664       711,048
    Gas Costs                                          51,251         74,054             -       125,305
    Other                                             367,870        155,368        19,148       542,386
                                                  ___________    ___________   ___________   ___________
                                                      784,279        477,648       116,812     1,378,739
  Maintenance                                         221,609         67,996        17,941       307,546
  Depreciation and amortization                       233,237         83,263        15,747       332,247
  Income taxes (Note 7)                               209,541         45,772         8,090       263,403
  Other taxes                                         212,145         56,613         1,911       270,669
                                                  ___________    ___________   ___________   ___________
       Total operating expenses                     1,660,811        731,292       160,501     2,552,604

OPERATING INCOME                                      441,896        110,970        21,846       574,712
OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                        6,827            889             -         7,716
  Minority interest in consolidated subsidiary              -              -        (4,558)       (4,558)
  Miscellaneous, net                                   (5,981)        (2,298)       (6,972)      (15,251)
                                                  ___________    ___________   ___________   ___________
       Total other income and deductions, net             846         (1,409)      (11,530)      (12,093)
INCOME BEFORE INTEREST CHARGES
   AND PREFERRED DIVIDENDS                            442,742        109,561        10,316       562,619
INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                            134,741         33,769        10,316       178,826
  Allowance for borrowed funds used during
    construction                                       (6,106)           (73)            -        (6,179)
  Preferred dividends of subsidiaries (Note 8)         13,250          3,850             -        17,100
                                                  ___________    ___________   ___________   ___________
    Net interest charges and preferred dividends      141,885         37,546        10,316       189,747

NET INCOME                                        $   300,857     $   72,015   $         -   $   372,872
                                                  ===========    ===========   ===========   ===========
EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                  $2.95          $2.11                        $2.72
                                                        =====          =====                        =====
AVERAGE COMMON SHARES OUTSTANDING (Note 2)        102,123,834     34,069,542     1,022,086    137,215,462
                                                  ===========    ===========   ===========    ===========
See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                         YEAR ENDED DECEMBER 31, 1994
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE          CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                    (Note 1)       (Note 1)     (Notes 2,9)    Combined
                                                  _____________ _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $  1,969,533    $  697,427   $  245,189    $  2,912,149
  Gas                                                   86,109       138,418            -         224,527
  Other                                                    474         8,770          181           9,425
                                                  ____________   ___________   __________    ____________
       Total operating revenues                      2,056,116       844,615      245,370       3,146,101
OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           329,562       251,867      157,618         739,047
    Gas Costs                                           60,096        85,043            -         145,139
    Other                                              375,570       140,068       19,952         535,590
                                                  ____________   ___________   __________    ____________
                                                       765,228       476,978      177,570       1,419,776
  Maintenance                                          197,760        65,176       19,076         282,012
  Depreciation and amortization                        226,045        81,099       13,776         320,920
  Income taxes (Note 7)                                206,421        49,082        9,739         265,242
  Other taxes                                          210,476        56,017        1,929         268,422
                                                  ____________   ___________   __________    ____________
       Total operating expenses                      1,605,930       728,352      222,090       2,556,372

OPERATING INCOME                                       450,186       116,263       23,280         589,729
OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         5,767           630            -           6,397
  Minority interest in consolidated subsidiary               -             -       (5,554)         (5,554)
  Miscellaneous, net                                       403         3,502       (8,297)         (4,392)
                                                  ____________   ___________   __________    ____________
       Total other income and deductions, net            6,170         4,132      (13,851)         (3,549)
INCOME BEFORE INTEREST CHARGES
   AND PREFERRED DIVIDENDS                             456,356       120,395        9,429         586,180
INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             141,112        33,220        9,429         183,761
  Allowance for borrowed funds used during
    construction                                        (5,513)         (289)           -          (5,802)
  Preferred dividends of subsidiaries (Note 8)          13,252         3,510            -          16,762
                                                  ____________   ___________   __________    ____________
    Net interest charges and preferred dividends       148,851        36,441        9,429         194,721

NET INCOME                                        $    307,505    $   83,954   $        -    $    391,459
                                                  ============   ===========   ==========    ============
EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $3.01         $2.46                        $2.85
                                                         =====         =====                        =====
AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834    34,106,585    1,023,198     137,253,617
                                                  ============   ===========   ==========    ============

See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                         YEAR ENDED DECEMBER 30, 1993
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE          CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                    (Note 1)       (Note 1)     (Notes 2,9)    Combined
                                                  _____________ _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $  1,965,980    $  688,820   $  228,178    $  2,882,978
  Gas                                                   99,552       145,702            -         245,254
  Other                                                    472        10,238            2          10,712
                                                  ____________   ___________   __________    ____________
       Total operating revenues                      2,066,004       844,760      228,180       3,138,944
OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           413,054       247,119      136,332         796,505
    Gas Costs                                           66,718        90,097            -         156,815
    Other                                              378,817       142,716       37,981         559,514
                                                  ____________   ___________   __________    ____________
                                                       858,589       479,932      174,313       1,512,834
  Maintenance                                          190,097        61,218       18,378         269,693
  Depreciation and amortization                        219,633        78,062        7,094         304,789
  Income taxes (Note 7)                                179,475        51,861        8,315         239,651
  Other taxes                                          206,913        54,813        1,770         263,496
                                                  ____________   ___________   __________    ____________
       Total operating expenses                      1,654,707       725,886      209,870       2,590,463

OPERATING INCOME                                       411,297       118,874       18,310         548,481
OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         6,418         1,459            -           7,877
  Minority interest in consolidated subsidiary               -             -       (5,204)         (5,204)
  Miscellaneous, net                                     3,919         3,107       (7,089)            (63)
                                                  ____________   ___________   __________    ____________
       Total other income and deductions, net           10,337         4,566      (12,293)          2,610
INCOME BEFORE INTEREST CHARGES
   AND PREFERRED DIVIDENDS                             421,634       123,440        6,017         551,091
INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             129,600        35,024        6,017         170,641
  Allowance for borrowed funds used during
    construction                                        (5,126)         (800)           -          (5,926)
  Preferred dividends of subsidiaries (Note 8)          14,087         3,718            -          17,805
                                                  ____________   ___________   __________    ____________
    Net interest charges and preferred dividends       138,561        37,942        6,017         182,520

NET INCOME                                        $    283,073    $   85,498   $        -    $    368,571
                                                  ============   ===========   ==========    ============
EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $2.77         $2.51                        $2.69
                                                         =====         =====                        =====
AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834    34,107,706    1,023,231     137,254,771
                                                  ============   ===========   ==========    ============

See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.
                              AMEREN CORPORATION

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

 3. CIPSCO's net income for the year ended December 31, 1995 includes pre-tax charges of $5.8 million for the voluntary separation program, and a pretax charge of $5.7 million for merger-related write-offs involving previously deferred system development costs.

 4. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Mergers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings or the costs to achieve such savings have been reflected in the pro forma combined condensed financial statements. However, net income for the year ended December 31, 1995 includes $9 million of merger transaction costs for Union Electric, and $4.7 million of merger transaction costs for CIPSCO which are not tax deductible by either company.

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

 9. Pro forma adjustments have been made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the Merger.
     Union Electric and CIPSCO hold 40% and 20% ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between Union Electric, CIPSCO and EEI have been eliminated.

10. Net income for the year ended December 31, 1995 includes a one-time credit to Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $30 million.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CIPSCO Incorporated
                                        (Registrant)


                         By      /s/  C. L. GREENWALT
                           _____________________________________
                                      C. L. Greenwalt
                           President and Chief Executive Officer
Date:  March 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                       Title

Principal Executive Officer:

/s/  C. L. GREENWALT
____________________
     C. L. GREENWALT  President and Chief Executive Officer
                           and Director

Principal Financial Officer:

/s/  W. A. KOERTNER
___________________
     W. A. KOERTNER   Vice President, Chief Financial Officer,
                           Secretary, and as Attorney-in-Fact*

Principal Accounting Officer:

/s/  L. E. MARLETT
__________________
     L. E. MARLETT    Controller, Chief Accounting Officer
                           and Assistant Treasurer

WILLIAM J. ALLEY*     Director
JOHN L. HEATH*        Director
ROBERT W. JACKSON*    Director
GORDON R. LOHMAN*     Director
RICHARD A. LUMPKIN*   Director
HANNE M. MERRIMAN*    Director
THOMAS L. SHADE*      Director
JAMES W. WOGSLAND*    Director

Date:  March 4, 1996
                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                          CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                         (Registrant)


                          By      /s/  C. L. GREENWALT
                            _____________________________________
                                       C. L. Greenwalt
                            President and Chief Executive Officer
Date:  March 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature             Title

Principal Executive Officer:

/s/  C. L. GREENWALT
____________________
     C. L. GREENWALT  President and Chief Executive Officer
                           and Director

Principal Financial Officer:

/s/  W. A. KOERTNER
___________________
     W. A. KOERTNER   Vice President and Secretary, and as
                           Attorney-in-Fact*

Principal Accounting Officer:

/s/  L. E. MARLETT
__________________
     L. E. MARLETT    Controller

WILLIAM J. ALLEY*     Director
JOHN L. HEATH*        Director
ROBERT W. JACKSON*    Director
GORDON R. LOHMAN*     Director
RICHARD A. LUMPKIN*   Director
HANNE M. MERRIMAN*    Director
THOMAS L. SHADE*      Director
JAMES W. WOGSLAND*    Director

Date:  March 4, 1996