Form 10-Q
period 1996-03-31
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1996-05-14
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

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


CIPSCO INCORPORATED   Common stock, no par value, 34,069,542
                      shares outstanding at April 30, 1996

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock, no par value, 25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at April 30, 1996

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                 CONTENTS


                                                       Page No.
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income               4

           Consolidated Balance Sheets                     5

           Consolidated Statements of Cash Flows           6

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income                            7

           Balance Sheets                                  8

           Statements of Cash Flows                        9

         CONDENSED NOTES TO FINANCIAL STATEMENTS of
             CIPSCO Incorporated and Central Illinois
             Public Service Company                    10 - 13

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations for CIPSCO Incorporated and
           Central Illinois Public Service Company     14 - 21

                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                         22

Item 5.  Other Information                             23 - 30

Item 6.  Exhibits and Reports on Form 8-K                 31

Signatures                                             32 - 33

Exhibit Index                                             34

Exhibit 12                                                35

The unaudited interim financial statements presented herein include the consolidated statements of CIPSCO Incorporated and Subsidiaries ("Company") as well as separate financial statements for Central Illinois Public Service Company ("CIPS"). The unaudited statements have been prepared by the Company and CIPS, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company and CIPS believe the disclosures are adequate to make the information presented not misleading. Both the Company's consolidated financial statements and the CIPS financial statements should be read in conjunction with the financial statements and notes thereto included in the combined Annual Report on Form 10-K of CIPSCO Incorporated and CIPS for the year ended December 31, 1995.

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended March 31, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                       CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Statements of Income
                  For the Periods Ended March 31, 1996 and 1995
                     (in thousands except per share amounts)
                                   (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        __________________

                                                          1996      1995
                                                        ________  ________
Operating Revenues:
  Electric.........................                     $171,288  $153,188
  Gas..............................                       64,418    55,687
  Investment.......................                        2,173     1,587
                                                        ________  ________
     Total operating revenues......                      237,879   210,462
                                                        ________  ________
Operating Expenses:
  Fuel for electric generation.....                       56,148    50,878
  Purchased power..................                       13,121     7,106
  Gas costs........................                       41,197    34,131
  Other operation..................                       34,635    41,526
  Maintenance......................                       11,436    12,205
  Depreciation and amortization....                       20,913    20,601
  Taxes other than income taxes....                       16,013    15,763
                                                         _______  ________
     Total operating expenses......                      193,463   182,210
                                                         _______  ________
Operating Income...................                       44,416    28,252
                                                         _______  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary.......................                        8,279     8,138
  Other interest charges...........                          443       399
  Allowance for funds used during
  construction.....................                          (26)     (186)
  Preferred stock dividends of
  subsidiary.......................                          939       968
  Miscellaneous, net...............                          203      (315)
                                                         _______  ________
     Total interest and other
     charges.......................                        9,838     9,004
                                                         _______  ________

Income Before Income Taxes.........                       34,578    19,248
                                                        ________  ________
Income Taxes.......................                       13,460     6,680
                                                        ________  ________
Net Income.........................                     $ 21,118  $ 12,568
                                                        ========  ========

Average Shares of Common Stock
Outstanding........................                       34,070    34,070

Earnings per Average Share of
Common Stock.......................                     $    .62  $    .37



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                   March 31, 1996 and December 31, 1995
                              (in thousands)


                                        March 31,   December 31,
                                          1996         1995
                                      _____________ ____________
                                       (unaudited)

              ASSETS


Utility Plant, at original cost:
  Electric..........................  $2,332,505    $2,296,402
  Gas...............................     231,879       229,118
                                      __________    __________
                                       2,564,384     2,525,520
  Less-Accumulated depreciation.....   1,146,735     1,132,355
                                      __________    __________
                                       1,417,649     1,393,165
  Construction work in progress.....      41,937        72,490
                                      __________    __________
                                       1,459,586     1,465,655
                                      __________    __________
Current Assets:
  Cash..............................       2,002         1,088
  Temporary investments, at cost
  which approximates market.........       5,901         7,147
  Accounts receivable, net..........      73,579        65,267
  Accrued unbilled revenues.........      27,225        27,234
  Materials and supplies, at average
  cost..............................      41,477        40,246
  Fuel for electric generation, at
  average cost......................      29,328        42,634
  Gas stored underground, at average
  cost..............................       3,927         9,774
  Prepayments.......................       9,062        10,649
  Other current assets..............       8,238         8,197
                                      __________    __________
                                         200,739       212,236
                                      __________    __________

Investments and Other Assets:
  Marketable securities.............      47,389        45,967
  Leveraged leases and energy
  investments.......................      59,824        59,114
  Other.............................      45,219        44,939
                                      __________    __________
                                         152,432       150,020
                                      __________    __________
                                      $1,812,757    $1,827,911
                                      ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......  $  655,706    $  651,532
  Preferred stock of subsidiary.....      80,000        80,000
  Long-term debt of subsidiary......     479,002       478,926
                                      __________    __________
                                       1,214,708     1,210,458
                                      __________    __________

Current Liabilities:
  Long-term debt of subsidiary due
  within one year...................           -             -
  Short-term borrowings.............      10,995        47,921
  Accounts payable..................      50,233        60,603
  Accrued wages.....................      10,691         9,335
  Accrued taxes.....................      25,955        11,266
  Accrued interest..................       8,654         9,525
  Other.............................      43,769        33,265
                                      __________    __________
                                         150,297       171,915
                                      __________    __________

Deferred Credits:
  Accumulated deferred income taxes.     326,372       325,181
  Investment tax credits............      51,397        52,234
  Regulatory liabilities, net.......      69,983        68,123
                                      __________    __________
                                         447,752       445,538
                                      __________    __________
                                      $1,812,757    $1,827,911
                                      ==========    ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               For the Periods Ended March 31, 1996 and 1995
                              (in thousands)
                                (unaudited)


                                            Three Months Ended
                                                March 31,
                                           ______________________

                                              1996        1995
                                           __________  __________
Operating Activities:
  Net income.............................. $  21,118   $  12,568
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    20,913      20,601
    Allowance for equity funds used during
    construction (AFUDC)..................       (11)       (171)
    Deferred income taxes, net............       561      (1,376)
    Investment tax credit amortization....      (837)       (840)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................    (8,303)     23,448
    Fuel for electric generation..........    13,306      (3,880)
    Other inventories.....................     4,616       4,578
    Prepayments...........................     1,587      (1,321)
    Other assets..........................      (321)       (925)
    Accounts payable and other............       134       3,966
    Accrued wages, taxes and interest.....    15,174      10,094
  Other...................................     2,491      (1,105)
                                           _________   _________
 Net cash provided by operating
    activities............................    70,428      65,637
                                           _________   _________
Investing Activities:
  Utility construction expenditures,
  excluding AFUDC.........................   (14,754)    (14,648)
  Allowance for borrowed funds used
  during construction.....................       (15)        (14)
  Changes in temporary investments........     1,246     (15,849)
  Long-term marketable securities.........      (977)     (3,160)
  Long-term leveraged leases and energy
  investments.............................      (710)     (1,014)
                                           _________   _________
    Net cash used in investing activities.   (15,210)    (34,685)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (17,375)    (17,035)
  Proceeds from issuance of (repayment of)
  short-term borrowings...................   (36,926)    (14,985)
  Issuance expense, discount and premium..        (3)        (14)
                                           _________   _________
    Net cash used in financing activities.   (54,304)    (32,034)
                                           _________   _________

  Net increase (decrease) in cash.........       914      (1,082)
  Cash at beginning of period.............     1,088       1,963
                                           _________   _________
  Cash at end of period................... $   2,002   $     881
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $  9,122    $   8,681
    Income taxes.......................... $    325    $   2,700



The accompanying condensed notes to financial statements are an integral part of these statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               Statements of Income
                  For the Periods Ended March 31, 1996 and 1995
                                  (in thousands)
                                   (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        __________________
                                                          1996      1995
                                                        ________  ________
Operating Revenues:
  Electric.........................                     $171,295  $153,195
  Gas..............................                       64,419    55,688
                                                        ________  ________
     Total operating revenues......                      235,714   208,883
                                                        ________  ________

Operating Expenses:
  Fuel for electric generation.....                       56,148    50,878
  Purchased power..................                       13,121     7,106
  Gas costs........................                       41,197    34,131
  Other operation..................                       34,291    41,138
  Maintenance......................                       11,435    12,204
  Depreciation and amortization....                       20,785    20,481
  Taxes other than income taxes....                       16,008    15,751
  Income taxes:
    Current........................                       16,590     9,507
    Deferred, net..................                       (2,782)   (2,342)
    Deferred investment tax
    credits, net...................                         (837)     (840)
                                                        ________  ________
     Total operating expenses......                      205,956   188,014
                                                        ________  ________
Operating Income...................                       29,758    20,869
                                                        ________  ________

Other Income and Deductions:
  Allowance for equity funds used
  during construction..............                           11       171
  Nonoperating income taxes........                         (298)     (267)
  Miscellaneous, net...............                         (172)      515
                                                        ________  ________
     Total other income and
     deductions....................                         (459)      419
                                                        ________  ________
Income Before Interest Charges.....                       29,299    21,288
                                                        ________  ________

Interest Charges:
  Interest on long-term debt.......                        8,279     8,138
  Other interest charges...........                          443       393
  Allowance for borrowed funds used
  during construction..............                          (14)      (14)
                                                        ________  ________
      Total interest charges.......                        8,708     8,517
                                                        ________  ________

Net Income.........................                       20,591    12,771
Preferred Stock Dividends..........                          938       968
                                                        ________  ________
Earnings for Common Stock..........                     $ 19,653  $ 11,803
                                                        ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                   March 31, 1996 and December 31, 1995
                              (in thousands)


                                      March 31,   December 31,
                                        1996          1995
                                    _____________ ____________
                                     (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric......................... $2,332,505    $2,296,402
  Gas..............................    231,879       229,118
                                    __________    __________
                                     2,564,384     2,525,520
  Less-Accumulated depreciation....  1,146,735     1,132,355
                                    __________    __________
                                     1,417,649     1,393,165
  Construction work in progress....     41,937        72,490
                                    __________    __________
                                     1,459,586     1,465,655
                                    __________    __________

Current Assets:
  Cash.............................      1,971         1,006
  Accounts receivable, net.........     73,736        65,574
  Accrued unbilled revenues........     27,225        27,234
  Materials and supplies, at average
  cost.............................     41,477        40,246
  Fuel for electric generation, at
  average cost.....................     29,328        42,634
  Gas stored underground, at average
  cost.............................      3,927         9,774
  Prepayments......................      9,016        10,268
  Other current assets.............      8,240         8,226
                                    __________    __________
                                       194,920       204,962
                                    __________    __________
Other Assets.......................     44,125        44,188
                                    __________    __________
                                    $1,698,631    $1,714,805
                                    ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity...... $  573,558    $  570,419
  Preferred stock..................     80,000        80,000
  Long-term debt...................    479,001       478,926
                                    __________    __________
                                     1,132,559     1,129,345
                                    __________    __________

Current Liabilities:
  Long-term debt due within one
  year.............................          -             -
  Short-term borrowings............     10,995        47,921
  Accounts payable.................     49,569        60,791
  Accrued wages....................     10,691         9,320
  Accrued taxes....................     30,038        11,155
  Accrued interest.................      8,654         9,525
  Other............................     43,770        33,264
                                    __________    __________
                                       153,717       171,976
                                    __________    __________
Deferred Credits:
  Accumulated deferred income
  taxes............................    290,975       293,127
  Investment tax credits...........     51,397        52,234
  Regulatory liabilities, net......     69,983        68,123
                                    __________    __________
                                       412,355       413,484
                                    __________    __________
                                    $1,698,631    $1,714,805
                                    ==========    ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
               For the Periods Ended March 31, 1996 and 1995
                              (in thousands)
                                (unaudited)


                                            Three Months Ended
                                                March 31,
                                           ______________________

                                              1996        1995

                                           __________  __________

Operating Activities:
  Net income.............................. $  20,591   $  12,771
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    20,785      20,481
    Allowance for equity funds used during
    construction (AFUDC)..................       (11)       (171)
    Deferred income taxes, net............    (2,782)     (2,342)
    Investment tax credit amortization....      (837)       (840)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................    (8,153)     23,432
    Fuel for electric generation..........    13,306      (3,880)
    Other inventories.....................     4,616       4,578
    Prepayments...........................     1,252      (1,357)
    Other assets..........................        49        (953)
    Accounts payable and other
    liabilities...........................      (716)      3,819
    Accrued wages, taxes and interest.....    19,383      11,063
  Other...................................     2,631        (943)
                                           _________   _________
    Net cash provided by operating
    activities............................    70,114      65,658
                                           _________   _________

Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (14,754)    (14,648)
  Allowance for borrowed funds used during
  construction............................       (14)        (14)
  Changes in temporary investments........         -     (18,132)
                                           _________   _________
    Net cash used in investing activities.   (14,768)    (32,794)
                                           _________   _________

Financing Activities:
  Repayment of short-term borrowings......   (36,926)    (14,985)
  Dividends paid:
    Preferred stock.......................      (952)     (1,009)
    Common stock..........................   (16,500)    (17,500)
  Issuance expense, discount and premium..        (3)        (14)
                                           _________   _________
    Net cash used in financing activities.   (54,381)    (33,508)
                                           _________   _________

  Net increase (decrease) in cash.........       965        (644)
  Cash at beginning of period.............     1,006       1,320
                                           _________   _________
  Cash at end of period................... $   1,971   $     676
                                           =========   =========
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $   9,122   $   8,681
    Income taxes.......................... $     204   $   2,608



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1996
                                (unaudited)




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


Note 2.  COMMITMENTS AND CONTINGENCIES
______________________________________

ENVIRONMENTAL REMEDIATION COSTS - CIPS has identified 13 former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. In 1990, one site was added to the United States Environmental Protection Agency (USEPA) Superfund list. CIPS is implementing an approved long-term remedial plan for the site. Costs and associated legal expenses related to studies and remediation work have been incurred at other sites.

Over the past several years, CIPS has received cash settlements from certain of its insurance carriers arising from litigation instituted by CIPS (which is now concluded) seeking indemnification for, among other things, costs incurred by CIPS in connection with the sites. Effective with April 1993 billings to customers, CIPS began recovery of clean-up costs associated with the sites through environmental adjustment clause riders.
As required by the Illinois Commerce Commission, the riders provided for (1) recovery of cleanup costs and a return to ratepayers of any reimbursement of cleanup costs received from insurance carriers or other parties and (2) a prudence review of cleanup expenditures. The Illinois Supreme Court has ruled that cleanup costs are recoverable in rates and that use of a rider mechanism to recover such costs is appropriate. Through December 31, 1993, CIPS collected $2.9 million under the riders. No amounts have been collected since January 1994.

The estimated incurred costs relating to studies and remediation at the 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates or from other parties. Through March 31, 1996, $42.6 million had been deferred representing costs incurred and estimates of costs of completing studies at various sites and an estimate of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $5.2 million at March 31, 1996.

The Illinois commission has initiated reconciliation proceedings to review CIPS' environmental remediation activities for 1993, 1994 and 1995, and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently incurred. Amounts found to have been incorrectly included under the riders would be subject to refund.

Management believes that any costs incurred in connection with the sites that are not recovered from others will be recovered through the environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations, or liquidity of the Company or CIPS.

FERC ORDERS 888 and 889 - On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued orders 888 and 889 related to its "mega-NOPR" rulemaking designed to eliminate market power held by public utilities through the ownership of transmission systems. Citing a goal of enhancing competition in the wholesale market for generation sales, FERC has issued a policy which requires transmission owning public utilities, such as CIPS, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of transmission ownership. The rule applies to public utilities owning, controlling or operating transmission facilities. In its Order 888, the FERC adopted a single pro forma tariff for use by the utility and its transmission customers in obtaining transmission service. Order 888 also provides for the recovery of stranded costs at the wholesale level, based on a revenues lost calculation, which result from the transition to an open access business environment. In conjunction with the application at the FERC regarding the merger of CIPSCO and Union Electric Company ("UE") (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations), CIPS and UE have filed open access tariffs in compliance with FERC policy. Because these tariffs were filed under provisions of the rulemaking prior to the issuance of Order 888, these tariffs will be revised to comply with the final rule in Order 888. The compliance tariffs for CIPS and UE will only become effective upon completion of the merger. In the meantime, both utilities will be required to establish individual tariffs for transmission service within sixty days of the time the final rule appears in the Federal Register.

Also issued April 24, 1996, Order 889 sets forth the standards of conduct and information requirements that must be put in place and observed by transmission owners doing business under the open access rule. These include the establishment by each utility of an "open access same-time information system", or OASIS. This system will provide all information, on a real time basis, for the utility and its customers to apply for and obtain transmission service. Using the OASIS, the utility must obtain transmission service for its own use in the same manner its customer will obtain service, thus assuring mitigation of market power through control of transmission facilities. CIPS is evaluating the requirements of Order 889.

CLEAN AIR ACT - CIPS' current compliance strategy to meet Phases I and II of the Clean Air Act Amendments of 1990 (Amendments) is to switch to a lower sulfur coal at some of its units along with increased scrubbing with its existing scrubber at Newton Unit 1. The estimated capital costs of compliance based on the current strategy are included in the five-year construction forecast. The forecast has an estimate of $76 million for environmental compliance including compliance with regulations under the Clean Air Act. However, capital costs and certain expenses, as well as financing needs, may increase if fuel strategy studies being undertaken by CIPS indicate that CIPS should change its compliance strategy to place more reliance on fuel switching.

LABOR ISSUES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. A hearing before an administrative law judge of the NLRB was completed on April 25, 1995. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

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

The Company continually reviews regulatory assets and liabilities. As shown below, the Company is in a net regulatory liability position at March 31, 1996, and currently believes that there would be no material adverse impact on results of operations, financial position or liquidity if the Company or CIPS were to discontinue application of SFAS No. 71.

The components of regulatory assets and liabilities at March 31, 1996 are:

                Description                            Amount
                ___________                            ______
                                                   (in thousands)

Regulatory Assets:
   Deferred environmental remediation costs           $  5,203
   Take-or-Pay costs                                       982
   Unamortized costs relating to reacquired
     debt                                               13,100
                                                      ________
      Total Regulatory Assets - in
        Other Assets on Balance Sheet                 $ 19,285
                                                      ========

Regulatory Liabilities:
   Clean Air Act allowances, net                      $  3,128
   SFAS 109 - Income Taxes, net                         66,855
                                                      ________

      Total Regulatory Liabilities, Net               $ 69,983
                                                      ========

Regulatory Liabilities Net of Regulatory Assets       $ 50,698
                                                      ========

Note 4.  SFAS NO. 121
_____________________

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996, established accounting standards for the impairment of long-lived assets. SFAS No. 121 also required that regulatory assets which are no longer probable of recovery through future revenue to be charged to earnings. The adoption of SFAS No. 121 has had no impact and is not expected to have an impact on the financial position, results of operations or liquidity of the Company or CIPS.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company and Union Electric Company entered into a Merger Agreement dated August 11, 1995, which was later approved by the shareholders of both companies in December 1995. The merged entity is expected to realize approximately $644 million in net savings over 10 years from combining certain operations of the two companies and is expected to adopt Union Electric's dividend payment level. However, the merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. The merger is expected to be consummated in early 1997. See Part II, Item 5. Other Information for certain pro forma financial information concerning the merger.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries
("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1996-2000 period will be about $510 million. In addition to funds for construction, projected capital requirements for the 1996-2000 period include $133 million for scheduled debt retirements. Capital requirements for the 1996-2000 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements will be required. In addition, up to $100 million of external financing is expected to be required to fund the construction program. Included in the five-year construction forecast is an estimate of $76 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990.
CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. Depending on the alternative selected, construction expenditures could increase the five-year forecast by as much as $50 million over the 1996-2000 period. In addition, adoption of certain alternatives in fuel and/or environmental strategies, could result in substantial increases in other capital requirements in the 1996-2000 period from the amounts shown above. These potential additional capital requirements would also need to be financed with external sources of funds.

CIPS has an effective shelf registration statement on file with the Securities and Exchange Commission which permits the issuance of an aggregate of up to $29 million of first mortgage bonds, medium-term notes and/or preferred stock. For the first three months of 1996, 99% of CIPS' total capital requirements were provided from internal sources.

Common stock dividends paid for the twelve months ended March 31, 1996, resulted in a payout ratio of 86% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders in relation to net cash provided by operating activities for the same period were 45%.

In connection with consummation of the Merger contemplated by the Merger Agreement as previously described, it is expected that the Company will incur $9.4 million of transaction costs. Through March 31, 1996, these transaction costs (not tax deductible) were $5.4 million (of which $4.7 million was expensed in 1995). The Company expects that total costs for 1996 will approximate $4.7 million (not tax deductible) or 14 cents per share.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the three-month periods ended March 31, 1996 and 1995 are as follows:

                                           Three Months Ended
                                               March 31,
                                        ________________________
                                             (in thousands)
The Company:                               1996           1995
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 21,118       $ 12,568
Common stock dividends paid              (17,375)       (17,035)
Other                                        431            898
                                        ________       ________
  Change in Shareholders' Equity        $  4,174       $ (3,569)
                                        ========       ========

                                           Three Months Ended
                                               March 31,
                                        ________________________
                                             (in thousands)
CIPS:                                      1996           1995
                                        _________      _________
  Common Shareholder's Equity

Earnings for common stock               $ 19,653       $ 11,803
Common stock dividends paid              (16,500)       (17,500)
Other                                        (14)           (42)
                                        ________       ________
  Change in Shareholder's Equity        $  3,139       $ (5,739)
                                        ========       ========

OVERVIEW

The Company's earnings per share were $.62 for the quarter ended March 31, 1996, compared to $.37 per share earned during the same period in 1995. The increase primarily reflects higher electric sales and gas sales due to colder-than-normal temperatures in the first quarter this year compared to warmer-than-normal conditions a year ago.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months ended March 31, 1996 and 1995 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                               First Quarter
                                              Ended March 31,
                                             __________________
                                               (in thousands)
                                               1996      1995
                                             ________  ________
CIPS
  Electric operating
   margin                                    $ 95,974  $ 89,213
  Gas operating margin                         19,699    18,112
  Other deductions and
   interest expenses                          (95,082)  (94,554)

  CIPS preferred stock
   dividends                                     (938)     (968)
                                             ________  ________
    Total earnings
     for common stock                          19,653    11,803
                                             ________  ________

NON-UTILITY
  Investment revenues                           2,141     1,384
  Other deductions
   and expenses                                  (676)     (619)
                                             ________  ________
    Total non-utility
     net income                                 1,465       765
                                             ________  ________
Consolidated net
 income                                      $ 21,118  $ 12,568
                                             ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months ended March 31, 1996, compared to the same period in 1995 are presented below.

   The Company
                            Net Income                Earnings
                          (in thousands)              Per Share
                           ____________              ____________
                           Three Months              Three Months
                           ____________              ____________

     1996                     $21,118                    $ .62
     1995                      12,568                      .37
                              _______                    _____

     Increase                 $ 8,550                    $ .25
                              =======                    =====
     Percent
      Increase                     68%                      68%


   CIPS
                                   Earnings for Common Stock
                                        (in thousands)
                                         ____________
                                         Three Months
                                         ____________

     1996                                  $19,653
     1995                                   11,803
                                           _______

     Increase                              $ 7,850
                                           =======
     Percent
      Increase                                  67%


OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues increased 12% in the first quarter of 1996 compared to the first quarter of 1995 reflecting higher KWH sales due principally to colder weather in 1996. KWH sales to residential and commercial customers increased 8% and 6%, respectively, due to the colder weather while industrial electric sales, which are less weather sensitive, remained about the same. Sales to public authorities contained an adjustment in 1996 to correct unbilled KWH sales and revenues. Without the adjustment, sales and revenues were closely comparable between the first quarter of 1996 and the same period in 1995. Power supply agreement revenues for the first quarter of 1996 were 2% higher than those of the first quarter of 1995 due to increased capacity and transportation revenues related to these agreements. Economy and emergency interchange revenues increased 136% in the first quarter of 1996 over the same period in 1995 due to favorable market conditions in the interchange marketplace. Sales to cooperatives and municipals increased in the first quarter of 1996 compared to the same quarter in 1995 due primarily to colder weather in 1996.

The changes in electric revenue and KWH sales are shown below:


                         CHANGES IN ELECTRIC REVENUE AND
                               KILOWATTHOUR SALES
                        INCREASE (DECREASE) FROM PRIOR YEAR
                                 (in thousands)
                        _________________________________
                                  First Quarter
                        _________________________________
                        Revenue   Rev %     KWH     KWH %
                        ________  _____  _________  _____


Residential             $  3,301    6 %    63,135     8 %
Commercial                 2,691    7      37,415     6
Industrial                   208    1       2,712     -
Public Authorities
 and Other                  (132)  (3)     (4,771)  (11)
                        ________          _______
  Total Retail          $  6,068    5 %    98,491     5 %

Power Supply
 Agreements             $    394    2 %    (5,574)   (1)%
Interchange Sales
 (economy/emergency)      11,082  136     437,085    87
Cooperatives and
 Municipals                  563   11      10,250     8
                        ________          _______
  Total Sales for
   Resale               $ 12,039   39 %   441,761    44 %
                        ________          _______
  Total                 $ 18,107   12 %   540,252    18 %
                        ========          =======

Gas revenues increased 16% in the first quarter of 1996 compared to the same period in 1995 due to colder weather in 1996 and higher purchased gas costs which flow through to revenues through the Purchased Gas Adjustment clause (PGA). Residential gas revenues improved 14% in the first three months of 1996 compared to 1995 due to colder weather in 1996. The commercial and industrial gas revenue improved 17% and 44%, respectively, in the first three months of 1996 over the same period in 1995 due to both the increase in purchased gas costs discussed above, and to customers buying more gas from CIPS in 1996 rather than transporting their own gas. Gas transportation revenues improved 3% in the first three months of 1996 even though therms transported declined 2% over the same period in 1995. The increased gas transportation revenue in 1996 is caused by penalties charged to interruptible gas customers for excess usage during a period of curtailment of gas.

The changes in gas revenues and therm sales are shown below.

                      CHANGES IN GAS REVENUE AND THERM SALES
                       INCREASE (DECREASE) FROM PRIOR YEAR
                               (in thousands)
                        _________________________________
                                  First Quarter
                        _________________________________
                                                   Therms
                        Revenue   Rev %   Therms      %
                        ________  _____  _________ ______

Residential             $  5,310   14 %   12,567     18 %
Commercial                 2,179   17      5,060     21
Industrial                 1,186   44      4,581     60
Transportation                64    3       (748)    (2)
Miscellaneous                 (8)  (5)         -      -
                        ________          ______
  Total                 $  8,731   16 %   21,460     15 %
                        ========          ======

OPERATIONS
__________

Fuel for electric generation increased 10% in the first quarter of 1996 compared to the first quarter of 1995. The increase corresponds to a 12% increase in generation due to higher sales levels in the first quarter of 1996.

Purchased power costs increased 85% for the first quarter ended
March 31, 1996 compared with the same period in 1995 reflecting increases in marketable purchases made for resale to interchange economy and emergency customers.

Gas costs increased 21% for the first quarter of 1996 when compared to the same period in 1995 due to increased gas requirements for the CIPS system and because of a 23% higher average cost per therm for purchased gas.

Other operation expenses declined 17% in the first quarter of 1996 compared to 1995 primarily due to a $6.3 million charge in February 1995 relating to the cost of a workforce reduction program.

Maintenance expenses declined 6% in the first quarter of 1996 compared to the same period of 1995 due primarily to the scheduled timing of maintenance projects between periods.

Depreciation and amortization expense increased 2% in the first quarter of 1996 when compared to 1995 due to normal plant additions.

Taxes other than income taxes increased 2% in the first quarter of 1996 when compared to 1995 due to higher revenue taxes from increased sales. These revenue taxes are collected from customers in gas and electric revenues.

Significant changes in the balance sheet accounts at March 31, 1996 compared to balances at December 31, 1995 are:

Fuel for electric generation, at average cost, decreased 31% for the first three months of 1996 due to increased generation usage and less purchases of compliance coal at one station.

Gas stored underground, at average cost, decreased 60% during the quarter due to high demands on the system and utilization of the stored gas to meet the customer demands.

Short-term borrowings declined 77% in the first three months of 1996 reflecting a greater amount of cash provided from operations.

Accrued taxes increased 130% reflecting the liability due on federal and state income taxes due to higher pretax income for the quarter ended March 31, 1996.

Other liabilities increased 32% for the first three months of 1996 due primarily to overrecovered PGA revenues to be refunded to customers and postretirement medical costs accrued monthly during the quarter but not funded until year-end.

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meetings of Shareholders of CIPS and CIPSCO
     Incorporated were held on April 24, 1996.

(b) All nominees who were proposed as directors by the Board of Directors were elected and there were no other nominees proposed. The results of the votes cast for directors of CIPS and CIPSCO Incorporated are as follows:

CIPS
____
                                             Without
Directors               With Authority       Authority(1)
_________               ______________       _________

William J. Alley          26,052,519           6,879
Clifford L. Greenwalt     26,046,905           6,879
John L. Heath             26,052,529           6,879
Robert W. Jackson         26,052,537           6,879
Gordon R. Lohman          26,052,443           6,879
Richard A. Lumpkin        26,052,534           6,879
Hanne M. Merriman         26,052,422           6,879
Thomas L. Shade           26,052,524           6,879
James W. Wogsland         26,052,531           6,879

CIPSCO Incorporated
___________________
                                              Without
Directors               With Authority       Authority (1)
_________               ______________       _________

William J. Alley          29,294,965          780,933
Clifford L. Greenwalt     29,159,473          780,933
John L. Heath             29,354,810          780,933
Robert W. Jackson         29,202,803          780,933
Gordon R. Lohman          29,275,563          780,933
Richard A. Lumpkin        29,297,479          780,933
Hanne M. Merriman         29,292,847          780,933
Thomas L. Shade           29,288,380          780,933
James W. Wogsland         29,114,327          780,933

(1)  Calculated on the basis of cumulative voting.


(c) Appointment of independent public accountants was approved by the following vote:

                             Shares                 Shares
     Shares For              Against              Abstaining
     __________              _______              __________

     29,283,750              329,501               421,784

Item 5.  Other Information

  (1) On April 24, 1996, the FERC issued a notice of proposed rulemaking (NOPR) in Docket No. RM96-11-000 through which the FERC questions, and seeks public comment on, whether there are disadvantages and the potential for inequity in offering transmission service on separate network and point-to-point bases and whether comparability of transmission service can better be accomplished by requiring that all transmission service be rendered and priced on equal terms. The NOPR asks specifically whether the FERC should adopt a capacity reservation tariff (CRT) to replace the tariff adopted in Order 888. (See Note 2 to Condensed Notes to Financial Statements.) The CRT would be based on the common and point-to-point service provisions of the tariff form included in Order 888 and would allow all transmission customers, including the transmission provider, to have the same degree of flexibility in reserving and using transmission service.

  (2) See pages 24-30 for the Item 5. Other Information portion of this Form 10-Q which relates to pro forma financial information related to the merger of CIPSCO and UE.

                            AMEREN CORPORATION
       UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
                       OF CIPSCO AND UNION ELECTRIC



On August 11, 1995, CIPSCO and Union Electric Company ("UE") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals and is expected to be consummated in early 1997. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at March 31, 1996 gives effect to the Merger as if it had occurred at March 31, 1996. The unaudited pro forma combined condensed statements of income for the three-month periods ended March 31, 1996 and 1995, and the twelve-month period ended March 31, 1996 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                                BALANCE SHEET
                              AT MARCH 31, 1996
                            (Thousands of Dollars)

                                                     As Reported (Note 1)     Pro Forma
                                                    _______________________  Adjustments    Pro Forma
                                                        UE         CIPSCO    (Notes 2, 9)   Combined
ASSETS                                              __________   __________   __________   ___________
Property and plant
  Electric                                          $8,558,166   $2,332,505   $  374,762   $11,265,433
  Gas                                                  176,784      231,879            -       408,663
  Other                                                 35,097            -            -        35,097
                                                    __________   __________   __________   ___________
                                                     8,770,047    2,564,384      374,762    11,709,193
  Less accumulated depreciation and amortization     3,559,955    1,146,735      255,439     4,962,129
                                                    __________   __________   __________   ___________
                                                     5,210,092    1,417,649      119,323     6,747,064

  Construction work in progress:
    Nuclear fuel in process                            142,325            -            -       142,325
    Other                                              115,464       41,937        1,633       159,034
                                                    __________   __________   __________   ___________
         Total property and plant, net               5,467,881    1,459,586      120,956     7,048,423
Regulatory asset - deferred income taxes (Note 6)      706,371       44,236            -       750,607
Other assets:
  Unamortized debt expense                              43,260       16,123          640        60,023
  Nuclear decommissioning trust fund                    78,032            -            -        78,032
  Investments in nonregulated activities                     -      107,213            -       107,213
  Other                                                 25,912       29,096       (1,528)       53,480
                                                    __________   __________   __________   ___________
         Total other assets                            147,204      152,432         (888)      298,748
Current assets:
  Cash and temporary investments                        12,217        7,903          133        20,253
  Accounts receivable, net                             173,762       73,579       22,015       269,356
  Unbilled revenue                                      69,307       27,225            -        96,532
  Materials and supplies, at average cost -
    Fossil fuel                                         36,468       33,255        7,637        77,360
    Other                                               95,537       41,477        4,993       142,007
  Other                                                 36,234       17,300        3,700        57,234
                                                    __________   __________   __________   ___________
         Total current assets                          423,525      200,739       38,478       662,742
                                                    __________   __________   __________   ___________
Total Assets                                        $6,744,981   $1,856,993   $  158,546   $ 8,760,520
                                                    ==========   ==========   ==========   ===========
CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)                             $  510,619    $ 356,812   $ (866,059)  $     1,372
  Other stockholders' equity (Note 2)                1,781,578      298,894      866,059     2,946,531
                                                    __________   __________   __________   ___________
         Total common stockholders' equity           2,292,197      655,706            -     2,947,903
  Preferred stock of subsidiary                        219,147       80,000            -       299,147
  Long-term debt                                     1,771,139      479,002      130,000     2,380,141
                                                    __________   __________   __________   ___________
         Total capitalization                        4,282,483    1,214,708      130,000     5,627,191
Minority interest in consolidated subsidiary                 -            -        3,534         3,534
Accumulated deferred income taxes                    1,327,759      326,372       (7,059)    1,647,072
Accumulated deferred investment tax credits            164,977       51,397            -       216,374
Regulatory liability                                   213,331      114,219            -       327,550
Accumulated provision for nuclear decommissioning       79,705            -            -        79,705
Other deferred credits and liabilities                 151,730            -        6,506       158,236
Current liabilities:
  Current maturity of long-term debt                   102,289            -            -       102,289
  Short-term debt                                       36,500       10,995        2,000        49,495
  Accounts payable                                      85,314       50,233       18,029       153,576
  Wages payable                                         32,000       10,691            -        42,691
  Taxes accrued                                        132,253       25,955            -       158,208
  Interest accrued                                      54,459        8,654        2,886        65,999
  Other                                                 82,181       43,769        2,650       128,600
                                                    __________   __________   __________   ___________
         Total current liabilities                     524,996      150,297       25,565       700,858
                                                    __________   __________   __________   ___________
Total Capital and Liabilities                       $6,744,981   $1,856,993   $  158,546   $ 8,760,520
                                                    ==========   ==========   ==========   ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 1996
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE           CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                  (Notes 1,4,10)  (Notes 1,4)   (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $    414,686    $   171,288   $   48,136    $    634,110
  Gas                                                   44,548         64,418            -         108,966
  Other                                                    157          2,173          104           2,434
                                                  ____________    ___________   __________    ____________
       Total operating revenues                        459,391        237,879       48,240         745,510

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                            88,085         69,269       28,037         185,391
    Gas Costs                                           24,325         41,197            -          65,522
    Other                                               89,804         34,635        4,431         128,870
                                                  ____________    ___________   __________    ____________
                                                       202,214        145,101       32,468         379,783
  Maintenance                                           48,634         11,436        3,815          63,885
  Depreciation and amortization                         59,585         20,913        3,776          84,274
  Income taxes (Note 7)                                 28,221         13,460        1,946          43,627
  Other taxes                                           50,983         16,013          552          67,548
                                                  ____________    ___________   __________    ____________
       Total operating expenses                        389,637        206,923       42,557         639,117

OPERATING INCOME                                        69,754         30,956        5,683         106,393

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         1,702             11            -           1,713
  Minority interest in consolidated subsidiary               -              -       (1,192)         (1,192)
  Miscellaneous, net                                       895           (203)      (1,851)         (1,159)
                                                  ____________    ___________   __________    ____________
       Total other income and deductions, net            2,597           (192)      (3,043)           (638)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                 72,351         30,764        2,640         105,755

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                              33,858          8,722        2,640          45,220
  Allowance for borrowed funds used during
    construction                                        (1,647)           (15)           -          (1,662)
  Preferred dividends of subsidiaries (Note 8)           3,312            939            -           4,251
                                                  ____________    ___________   __________    ____________
    Net interest charges and preferred dividends        35,523          9,646        2,640          47,809

NET INCOME                                        $     36,828    $    21,118   $        -    $     57,946
                                                  ============    ===========   ==========    ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $0.36          $0.62                        $0.42
                                                         =====          =====                        =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,069,542    1,022,086     137,215,462
                                                  ============    ===========   ==========    ============



See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 1995
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE           CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                    (Note 1)      (Notes 1,3)   (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $    408,748    $   153,188   $   46,053    $    607,989
  Gas                                                   38,212         55,687            -          93,899
  Other                                                    155          1,587           53           1,795
                                                  ____________    ___________   __________    ____________
       Total operating revenues                        447,115        210,462       46,106         703,683

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                            88,899         57,984       25,975         172,858
    Gas Costs                                           19,286         34,131            -          53,417
    Other                                               90,099         41,526        4,561         136,186
                                                  ____________    ___________   __________    ____________
                                                       198,284        133,641       30,536         362,461
  Maintenance                                           50,168         12,205        4,023          66,396
  Depreciation and amortization                         57,600         20,601        3,792          81,993
  Income taxes (Note 7)                                 23,860          6,680        1,828          32,368
  Other taxes                                           49,897         15,763          547          66,207
                                                  ____________    ___________   __________    ____________
       Total operating expenses                        379,809        188,890       40,726         609,425

OPERATING INCOME                                        67,306         21,572        5,380          94,258

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         1,892            171            -           2,063
  Minority interest in consolidated subsidiary               -              -       (1,128)         (1,128)
  Miscellaneous, net                                       646            315       (1,682)           (721)
                                                  ____________    ___________   __________    ____________
       Total other income and deductions, net            2,538            486       (2,810)            214

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                 69,844         22,058        2,570          94,472

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                              33,435          8,537        2,570          44,542
  Allowance for borrowed funds used during
    construction                                        (1,815)           (15)           -          (1,830)
  Preferred dividends of subsidiaries (Note 8)           3,313            968            -           4,281
                                                  ____________    ___________   __________    ____________
    Net interest charges and preferred dividends        34,933          9,490        2,570          46,993

NET INCOME                                        $     34,911    $    12,568   $        -    $     47,479
                                                  ============    ===========   ==========    ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $0.34          $0.37                        $0.35
                                                         =====          =====                        =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,069,542    1,022,086     137,215,462
                                                  ============    ===========   ==========    ============


See accompanying Notes to Unaudited Pro Forma Combined Condensed
Financial Statements.

                              AMEREN CORPORATION
                    UNAUDITED PRO FORMA COMBINED CONDENSED
                             STATEMENTS OF INCOME
                      TWELVE MONTHS ENDED MARCH 31, 1996
          (Thousands of Dollars Except Shares and Per Share Amounts)

                                                       UE           CIPSCO       Pro Forma
                                                  (As Reported)  (As Reported)  Adjustments    Pro Forma
                                                  (Notes 1,4,10) (Notes 1,3,4)  (Notes 2,9)    Combined
                                                  _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric                                        $  2,020,391    $   721,583   $  184,846    $  2,926,820
  Gas                                                   94,149        138,337            -         232,486
  Other                                                    443          9,759          412          10,614
                                                  ____________    ___________   __________    ____________
       Total operating revenues                      2,114,983        869,679      185,258       3,169,920

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                           364,345        259,511       99,791         723,647
    Gas Costs                                           56,290         81,120            -         137,410
    Other                                              367,575        148,477       19,018         535,070
                                                  ____________    ___________   __________    ____________
                                                       788,210        489,108      118,809       1,396,127
  Maintenance                                          220,075         67,227       17,733         305,035
  Depreciation and amortization                        235,221         83,575       15,730         334,526
  Income taxes (Note 7)                                213,902         52,551        7,976         274,429
  Other taxes                                          213,231         56,863        1,917         272,011
                                                  ____________    ___________   __________    ____________
       Total operating expenses                      1,670,639        749,324      162,165       2,582,128

OPERATING INCOME                                       444,344        120,355       23,093         587,792

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                         6,637            729            -           7,366
  Minority interest in consolidated subsidiary               -              -       (4,625)         (4,625)
  Miscellaneous, net                                    (5,733)        (2,816)      (8,081)        (16,630)
                                                  ____________    ___________   __________    ____________
       Total other income and deductions, net              904         (2,087)     (12,706)        (13,889)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                                445,248        118,268       10,387         573,903

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                             135,163         33,954       10,387         179,504
  Allowance for borrowed funds used during
    construction                                        (5,938)           (73)           -          (6,011)
  Preferred dividends of subsidiaries (Note 8)          13,249          3,821            -          17,070
                                                  ____________    ___________   __________    ____________
    Net interest charges and preferred dividends       142,474         37,702       10,387         190,563

NET INCOME                                        $    302,774    $    80,566   $        -    $    383,340
                                                  ============    ===========   ==========    ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                   $2.96          $2.36                        $2.79
                                                         =====          =====                        =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)         102,123,834     34,069,542    1,022,086     137,215,462
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

 3. Net income for the three months ended March 31, 1995 includes CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program. Net income for the twelve months ended March 31, 1996 includes CIPSCO's pre-tax write-off of $5.7 million of system development expenses.

 4. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings or the costs to achieve such savings have been reflected in the pro forma combined condensed financial statements. However, net income for the three months ended March 31, 1996 includes merger transaction charges of $.9 million, net of income taxes, for Union Electric and $.7 million, net of income taxes, for CIPSCO. Net income for the twelve months ended March 31, 1996 includes merger transaction costs of $9.9 million, net of income taxes, for Union Electric and $5.4 million, net of income taxes, for CIPSCO.

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

10. Net income for the three and twelve months ended March 31, 1996 includes credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $13.5 million and $43.5 million, respectively.

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

                                  CIPSCO Incorporated




Date:  May 10, 1996              /s/  L. E. Marlett
                                      L. E. Marlett
                                       Controller
                               (Chief Accounting Officer)

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Central Illinois Public Service Company




Date:  May 10, 1996                /s/ L. E. Marlett
                                       L. E. Marlett
                                        Controller
                              (Principal Accounting Officer)

                           CIPSCO INCORPORATED AND
                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          EXHIBIT INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996




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