Form 10-Q
period 1996-06-30
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1996-08-14
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........ to ........


Commission     Registrant; State of Incorporation;  I.R.S. Employer
File Number    Address; and Telephone Number        Identification No.
___________    ___________________________________  __________________

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

CIPSCO INCORPORATED Common stock, no par value, 34,069,542 shares outstanding July 31, 1996

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    Common stock, no par value, 25,452,373
                    shares outstanding and held by
                    CIPSCO INCORPORATED at July 31, 1996

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                 CONTENTS


                                                            Page No.
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income

           Consolidated Balance Sheets

           Consolidated Statements of Cash Flows

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income

           Balance Sheets

           Statements of Cash Flows

         CONDENSED NOTES TO FINANCIAL STATEMENTS of
             CIPSCO Incorporated and Central Illinois
             Public Service Company

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations for CIPSCO Incorporated and
           Central Illinois Public Service Company

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Exhibit 12

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

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended June 30, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Income
               For the Periods Ended June 30, 1996 and 1995
                  (in thousands except per share amounts)
                                (unaudited)


                                            Three Months Ended      Six Months Ended
                                                June 30,                June 30,
                                          _______________________ __________________

                                                1996      1995      1996      1995
                                              ________  ________  ________  ________
Operating Revenues:
  Electric..........................          $169,922  $163,500  $341,210 $316,688
  Gas...............................            20,941    18,603    85,359   74,290
  Investment........................             2,909     1,841     5,082    3,428
                                              ________  ________  ________  _______
     Total operating revenues.......           193,772   183,944   431,651  394,406
                                              ________  ________  ________  _______
Operating Expenses:
  Fuel for electric generation......            50,567    39,977   106,715   90,856
  Purchased power...................            11,810    19,132    24,931   26,238
  Gas costs.........................            11,484     8,937    52,681   43,069
  Other operation...................            34,572    35,012    69,207   76,536
  Maintenance.......................            19,535    18,467    30,971   30,672
  Depreciation and amortization.....            22,217    20,674    43,130   41,275
  Taxes other than income taxes.....            13,371    12,587    29,384   28,349
                                              ________  ________  ________  ________
     Total operating expenses.......           163,556   154,786   357,019  336,995
                                              ________  ________  ________  ________
Operating Income....................            30,216    29,158    74,632   57,411
                                              ________  ________  ________  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary........................             8,281     8,160    16,560   16,298
  Other interest charges............               484       (39)      927      360
  Allowance for funds used during
  construction......................              (150)     (223)     (175)    (408)
  Preferred stock dividends of
  subsidiary........................               925       971     1,864    1,939
  Miscellaneous, net................               860    (1,022)    1,062   (1,337)
                                              ________  ________  ________  ________
Total interest and other
charges.............................            10,400     7,847    20,238   16,852
                                              ________  ________  ________  ________

Income Before Income Taxes..........            19,816    21,311    54,394   40,559
                                             _________  ________  ________  ________
Income Taxes........................             7,834     8,425    21,294   15,105
                                              ________  ________  ________  ________
Net Income..........................          $ 11,982  $ 12,886  $ 33,100 $ 25,454
                                              ========  ========  ========  ========

Average Shares of Common Stock
Outstanding.........................            34,070    34,070    34,070   34,070

Earnings per Average Share of
Common Stock........................          $    .35  $    .38  $    .97 $    .75



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30,1996 and December 31, 1995
                              (in thousands)


                                                                June 30,      December 31,
                                                                  1996           1995
                                                              _____________  ____________
                                                               (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric.....................................................  $2,342,630  $2,296,402
  Gas..........................................................     233,403     229,118
                                                                 __________  __________
                                                                  2,576,033   2,525,520
  Less-Accumulated depreciation................................   1,165,985   1,132,355
                                                                 __________  __________
                                                                  1,410,048   1,393,165
  Construction work in progress................................      51,974      72,490
                                                                 __________  __________
                                                                  1,462,022   1,465,655
                                                                 __________  __________
Current Assets:
  Cash.........................................................       2,697       1,088
  Temporary investments, at cost which approximates
  market.......................................................       8,787       7,147
  Accounts receivable, net.....................................      78,623      65,267
  Accrued unbilled revenues....................................      23,752      27,234
  Materials and supplies, at average cost......................      40,281      40,246
  Fuel for electric generation, at average cost................      34,012      42,634
  Gas stored underground, at average cost......................       7,091       9,774
  Prepayments..................................................       9,402      10,649
  Other current assets.........................................       8,251       8,197
                                                                 __________  __________
                                                                    212,896     212,236
                                                                 __________  __________

Investments and Other Assets:
  Marketable securities........................................      48,878      45,967
  Leveraged leases and energy investments......................      60,243      59,114
  Other........................................................      48,302      44,939
                                                                 __________  __________
                                                                    157,423     150,020
                                                                 __________  __________
                                                                 $1,832,341  $1,827,911
                                                                 ==========  ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity..................................  $  649,947  $  651,532
  Preferred stock of subsidiary................................      80,000      80,000
  Long-term debt of subsidiary.................................     464,077     478,926
                                                                 __________  __________
                                                                  1,194,024   1,210,458
                                                                 __________  __________

Current Liabilities:
  Long-term debt of subsidiary due within one year.............      15,000           -
  Short-term borrowings........................................      38,482      47,921
  Accounts payable.............................................      52,109      60,603
  Accrued wages................................................      10,358       9,335
  Accrued taxes................................................      14,677      11,266
  Accrued interest.............................................       9,459       9,525
  Other........................................................      52,725      33,265
                                                                 __________  __________
                                                                    192,810     171,915
                                                                 __________  __________

Deferred Credits:
  Accumulated deferred income
  taxes........................................................     326,341     325,181
  Investment tax credits.......................................      50,560      52,234
  Regulatory liabilities, net..................................      68,606      68,123
                                                                 __________  __________
                                                                    445,507     445,538
                                                                 __________  __________
                                                                 $1,832,341  $1,827,911
                                                                 ==========  ==========


The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               For the Periods Ended June 30, 1996 and 1995
                              (in thousands)
                                (unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                                 _________________________
                                                                      1996           1995
                                                                 __________     __________
Operating Activities:
  Net income...................................................  $   33,100     $   25,454
  Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization..............................      43,130         41,275
    Allowance for equity funds used during construction
    (AFUDC)....................................................         (77)          (377)
    Deferred income taxes, net.................................          95           2,619
    Investment tax credit amortization.........................      (1,674)         (1,681)
  Cash flows impacted by changes in assets and liabilities:
    Accounts receivable, net and accrued unbilled revenues.....      (9,874)         20,825
    Fuel for electric generation...............................       8,622         (15,798)
    Other inventories..........................................       2,648           3,172
    Prepayments................................................       1,247          (1,792)
    Other assets...............................................      (3,417)           (823)
    Accounts payable and other.................................      10,966           8,228
    Accrued wages, taxes and interest..........................       4,368           5,931
  Other........................................................         559          (4,078)
                                                                 __________      __________
    Net cash provided by operating activities..................      89,693          82,955
                                                                 __________      __________
Investing Activities:
  Utility construction expenditures, excluding AFUDC...........     (38,208)        (42,162)
  Allowance for borrowed funds used during construction........         (98)            (31)
  Changes in temporary investments.............................      (1,640)         (8,241)
  Long-term marketable securities..............................      (2,466)            (62)
  Long-term leveraged leases and energy investments............      (1,129)         (1,064)
                                                                 __________      __________
    Net cash used in investing activities......................     (43,541)        (51,560)
                                                                 __________      __________
Financing Activities:
  Common stock dividends paid..................................     (35,092)        (34,410)
  Proceeds from issuance of long-term debt of subsidiary.......           -          20,000
  Repayment of long-term debt of subsidiary....................           _         (15,000)
  Proceeds from issuance of (repayment of) short-term
  borrowings...................................................      (9,439)         (2,192)
  Issuance expense, discount and premium.......................         (12)           (142)
                                                                 __________      __________
    Net cash used in financing activities......................     (44,543)        (31,744)
                                                                 __________      __________

  Net increase (decrease) in cash..............................       1,609            (349)
  Cash at beginning of period..................................       1,088           1,963
                                                                 __________      __________
  Cash at end of period........................................  $    2,697      $    1,614
                                                                 ==========      ==========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.......................  $   16,273      $   15,497
    Income taxes...............................................  $   22,802      $   15,128



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           Statements of Income
               For the Periods Ended June 30, 1996 and 1995
                              (in thousands)
                                (unaudited)



                                                        Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                     _______________________     _______________________
                                                         1996      1995              1996      1995
                                                       ________  ________          ________  ________
Operating Revenues:
  Electric.......................................      $169,929  $163,506          $341,224  $316,701
  Gas............................................        20,942    18,604            85,361    74,292
                                                       ________  ________          ________  ________
     Total operating revenues....................       190,871   182,110           426,585   390,993
                                                       ________  ________          ________  ________

Operating Expenses:
  Fuel for electric generation...................        50,567    39,977           106,715    90,856
  Purchased power................................        11,810    19,132            24,931    26,238
  Gas costs......................................        11,484     8,937            52,681    43,069
  Other operation................................        34,250    34,708            68,541    75,844
  Maintenance....................................        19,534    18,467            30,969    30,672
  Depreciation and amortization..................        22,090    20,554            42,876    41,034
  Taxes other than income taxes..................        13,363    12,575            29,371    28,326
  Income taxes:
    Current......................................         8,896     7,097            25,486    16,604
    Deferred, net................................          (966)    1,630            (3,748)     (712)
    Deferred investment tax credits, net.........          (837)     (840)           (1,674)   (1,681)
                                                       ________  ________          ________  ________
     Total operating expenses....................       170,191   162,237           376,148   350,250
                                                       ________  ________          ________  ________
Operating Income.................................        20,680    19,873            50,437    40,743
                                                       ________  ________          ________  ________

Other Income and Deductions:
  Allowance for equity funds used during
  construction...................................            66       206                77       377
  Nonoperating income taxes......................           (40)     (553)             (338)     (820)
  Miscellaneous, net.............................          (829)    1,185            (1,000)    1,699
                                                       ________  ________          ________  ________
     Total other income and deductions...........          (803)      838            (1,261)    1,256
                                                       ________  ________          ________  ________
Income Before Interest Charges...................        19,877    20,711            49,176    41,999
                                                       ________  ________          ________  ________

Interest Charges:
  Interest on long-term debt.....................         8,281     8,160            16,560    16,298
  Other interest charges.........................           484       (56)              927       337
  Allowance for borrowed funds used during
  construction...................................           (84)      (17)              (98)      (31)
                                                       ________  ________          ________  ________
      Total interest charges.....................         8,681     8,087            17,389    16,604
                                                       ________  ________          ________  ________

Net Income.......................................        11,196    12,624            31,787    25,395
Preferred Stock Dividends........................           925       971             1,864     1,939
                                                       ________  ________          ________  ________
Earnings for Common Stock........................      $ 10,271  $ 11,653          $ 29,923  $ 23,456
                                                       ========  ========          ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                    June 30, 1996 and December 31, 1995
                              (in thousands)


                                                                 June 30,     December 31,
                                                                   1996           1995
                                                               _____________  ____________
                                                                (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric.....................................................  $2,342,630    $2,296,402
  Gas..........................................................     233,403       229,118
                                                                 __________    __________
                                                                  2,576,033     2,525,520
  Less-Accumulated depreciation................................   1,165,985     1,132,355
                                                                 __________    __________
                                                                  1,410,048     1,393,165
  Construction work in progress................................      51,974        72,490
                                                                 __________    __________
                                                                  1,462,022     1,465,655
                                                                 __________    __________

Current Assets:
  Cash.........................................................       2,650         1,006
  Accounts receivable, net.....................................      78,805        65,574
  Accrued unbilled revenues....................................      23,752        27,234
  Materials and supplies, at average cost......................      40,281        40,246
  Fuel for electric generation, at average cost................      34,012        42,634
  Gas stored underground, at average cost......................       7,091         9,774
  Prepayments..................................................       8,302        10,268
  Other current assets.........................................       8,253         8,226
                                                                 __________    __________
                                                                    203,146       204,962
                                                                 __________    __________
Other Assets...................................................      47,293        44,188
                                                                 __________    __________
                                                                 $1,712,461    $1,714,805
                                                                 ==========    ==========
    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity..................................  $  566,304    $  570,419
  Preferred stock..............................................      80,000        80,000
  Long-term debt...............................................     464,077       478,926
                                                                 __________    __________
                                                                  1,110,381     1,129,345
                                                                 __________    __________

Current Liabilities:
  Long-term debt due within one year...........................      15,000             -
  Short-term borrowings........................................      38,482        47,921
  Accounts payable.............................................      51,412        60,791
  Accrued wages................................................      10,358         9,320
  Accrued taxes................................................      15,033        11,155
  Accrued interest.............................................       9,459         9,525
  Other........................................................      52,726        33,264
                                                                 __________    __________
                                                                    192,470       171,976
                                                                 __________    __________
Deferred Credits:
  Accumulated deferred income taxes............................     290,444       293,127
  Investment tax credits.......................................      50,560        52,234
  Regulatory liabilities, net..................................      68,606        68,123
                                                                 __________    __________
                                                                    409,610       413,484
                                                                 __________    __________
                                                                 $1,712,461    $1,714,805
                                                                 ==========    ==========


The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
               For the Periods Ended June 30, 1996 and 1995
                              (in thousands)
                                (unaudited)


                                                                      Six Months Ended
                                                                         June 30,
                                                                 _________________________

                                                                    1996           1995
                                                                 __________     __________
Operating Activities:
  Net income...................................................  $  31,787      $  25,395
  Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization..............................     42,876         41,034
    Allowance for equity funds used during construction
    (AFUDC)....................................................        (77)          (377)
    Deferred income taxes, net.................................     (3,748)          (712)
    Investment tax credit amortization.........................     (1,674)        (1,681)
  Cash flows impacted by changes in assets and liabilities:
    Accounts receivable, net and accrued unbilled revenues.....     (9,749)        20,827
    Fuel for electric generation...............................      8,622        (15,798)
    Other inventories..........................................      2,648          3,172
    Prepayments................................................      1,966         (1,195)
    Other assets...............................................     (3,132)        (2,527)
    Accounts payable and other liabilities.....................     10,083          7,611
    Accrued wages, taxes and interest..........................      4,850          4,734
  Other........................................................        813         (3,837)
                                                                 _________      _________
    Net cash provided by operating activities..................     85,265         76,646
                                                                 _________      _________

Investing Activities:
  Construction expenditures, excluding AFUDC...................    (38,208)       (42,162)
  Allowance for borrowed funds used during construction........        (98)           (31)
                                                                 _________      _________
    Net cash used in investing activities......................    (38,306)       (42,193)

Financing Activities:
  Proceeds from issuance of long-term debt.....................          -         20,000
  Repayment of long-term debt..................................          -        (15,000)
  Repayment of short-term borrowings...........................     (9,439)        (2,192)
  Dividends paid:
    Preferred stock............................................     (1,864)        (1,939)
    Common stock...............................................    (34,000)       (35,000)
  Issuance expense, discount and premium.......................        (12)          (142)
                                                                 _________      _________
    Net cash used in financing activities......................    (45,315)       (34,273)
                                                                 _________      _________
  Net increase (decrease) in cash..............................      1,644            180
  Cash at beginning of period..................................      1,006          1,320
                                                                 _________      _________
  Cash at end of period........................................  $   2,650      $   1,500
                                                                 =========      =========
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.......................  $  16,273      $  15,497
    Income taxes...............................................  $  25,238      $  18,829



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (unaudited)




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

Over the past several years, CIPS has received cash settlements from certain of its insurance carriers arising from litigation instituted by CIPS (which is now concluded) seeking indemnification for, among other things, costs incurred by CIPS in connection with the sites. Effective with April 1993 billings to customers, CIPS began recovery of clean-up costs associated with the sites through environmental adjustment clause riders approved by the Illinois Commerce Commission (the "Illinois commission"). As required by the Illinois commission, the riders provided for (1) recovery of cleanup costs from ratepayers (with a credit or offset to the extent such recovered cleanup costs are reimbursed from insurance carriers or other parties) and (2) a prudence review (including determination of what constitutes recoverable environmental cleanup costs and the amount of such expenditures). The Illinois Supreme Court has ruled that cleanup costs are recoverable in rates and that use of a rider mechanism to recover such costs is appropriate. Through December 31, 1993, CIPS collected $2.9 million under the riders. No amounts have been collected under the riders since January 1994.

The estimated incurred costs relating to studies and remediation at the 13 sites and associated legal expenses are being accrued and deferred pursuant to the Illinois commission's orders rather than expensed currently, pending recovery through rates or from other parties. Through June 30, 1996, $47.8 million had been deferred representing costs incurred and estimates of costs of completing studies at various sites and estimates of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $10.2 million at June 30, 1996.

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

FERC ORDERS 888 and 889 - On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued orders 888 and 889 related to its "mega-NOPR" rulemaking. Citing a goal of enhancing competition in the wholesale market for generation sales, Order 888 requires transmission-owning public utilities, such as CIPS, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of transmission ownership. In its Order 888, the FERC adopted a single pro forma tariff for use by the utility and its transmission customers in obtaining transmission service. Order 888 also provides for the recovery of stranded costs at the wholesale level, based on a revenues lost calculation, which result from the transition to an open access business environment. In conjunction with the application at the FERC regarding the merger of CIPSCO and Union Electric Company ("UE") (see Item
5. Other Information), CIPS and UE have filed open access tariffs in compliance with FERC policy. Because these tariffs were filed under provisions of the rulemaking prior to the issuance of Order 888, these tariffs will be revised to comply with the final rule in Order 888. The compliance tariffs for CIPS and UE will only become effective upon completion of the merger. In the meantime, CIPS filed an open access tariff under Rule 888 for transmission service.

Order 889 sets forth the standards of conduct and information requirements that must be put in place and observed by transmission-owning public utilities doing business under the open access rule. These include the establishment by each utility of an "open access same-time information system", or OASIS. This system will provide all information, on a real time basis, for the utility and its customers to apply for and obtain transmission service. Using OASIS, the utility must obtain transmission service for its own use in the same manner its customer will obtain service, thus assuring mitigation of market power through control of transmission facilities.
CIPS is preparing to implement the requirements of Order 889.

CLEAN AIR ACT - CIPS' current compliance strategy to meet Phases I and II of the Clean Air Act Amendments of 1990 (Amendments) is to rely primarily on switching to a lower sulfur coal at some of its units. CIPS does not currently expect to rely on increased scrubbing at its Newton Unit 1. The estimated capital costs of compliance are included in the five-year construction forecast. On June 20, 1996 CIPS and Amax Coal Sales Company, a Cyprus Amax Minerals Company ("Cyprus Amax"), a coal supplier for CIPS' Newton Power Station Unit 1, executed a letter of intent which contemplates that the parties will enter into a modification of their existing contract. Under the contract as modified, CIPS would make a $70 million prepayment to Cyprus Amax (scheduled for November 1996) for future deliveries, and would be able to substitute low-sulfur, out-of-state coal (which may be procured from Cyprus Amax, its affiliates or other providers) for the high-sulfur Illinois coal CIPS is currently obligated to purchase from Cyprus Amax. CIPS would also receive options for future purchases of low-sulfur, out-of-state coal from Cyprus Amax or its affiliates in 1997, 1998 and 1999 (the "Contract Modification"). Effectiveness of the Contract Modification is subject to execution of definitive agreements by the parties. In addition, CIPS and Cyprus Amax have agreed that for the remainder of 1996, CIPS will cease taking delivery of high-sulfur coal under the existing contract and will make certain alternate low-sulfur, out-of-state coal purchases from Cyprus Amax or its affiliates. By switching to low-sulfur coal, CIPS will avoid the need for substantial rennovation to the Newton Unit 1 scrubber. Under the letter of intent, CIPS would not be required to proceed with the Contract Modification if CIPS determines that the regulatory treatment of the transaction is unsatisfactory. On July 17, 1996, CIPS filed an Application (Docket 96-0345) seeking a review by the Illinois commission of certain matters related to the Contract Modification, including recovery of the $70 million prepayment (and associated carrying charges) in rates over a six-year period, the purchases of out-of-state coal, continued recovery in rates of the investment in and return on the scrubber and seeking approval of CIPS' proposed accounting treatment for the transaction. CIPS cannot predict what action the Illinois commission will take in this matter. If the Illinois commission grants substantially all the relief requested, then this transaction will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

LABOR ISSUES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board
(NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $15 million. An administrative law judge of the NLRB has ruled that the lockout of both unions was unlawful. On July 23, 1996, the Company appealed to the NLRB. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

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

Note 3.  REGULATORY ASSETS AND LIABILITIES
__________________________________________

Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation," applies to regulated entities whose rates are designed to recover the cost of providing service to customers through the ratemaking process. SFAS No. 71 allows certain costs that would normally be reflected in net income to be deferred on the balance sheet as regulatory assets. These costs are then amortized as the related amounts are reflected in rates. Under current accounting pronouncements, if a loss with respect to such an asset becomes probable, any unamortized balance, net of tax, would reduce net income. (See Note 4.)

The Company continually reviews regulatory assets and liabilities. As shown below, the Company is in a net regulatory liability position at June 30, 1996, and currently believes that there would be no material adverse impact on results of operations, financial position or liquidity if the Company or CIPS were to discontinue application of SFAS No. 71.

The components of regulatory assets and liabilities at June 30, 1996 are:

                Description                                     Amount
                ___________                                     ______
                                                            (in thousands)

Regulatory Assets:
   Deferred environmental remediation costs                    $ 10,230
   Take-or-Pay costs                                                966
   Unamortized costs related to reacquired debt                  12,802
                                                               ________
        Total Regulatory Assets - in
          Other Assets on Balance Sheet                        $ 23,998
                                                               ========

Regulatory Liabilities:
   Clean Air Act allowances, net                               $  2,372
   SFAS 109 - Income Taxes, net                                  66,234
                                                               ________

      Total Regulatory Liabilities, Net                        $ 68,606
                                                               ========

Regulatory Liabilities Net of Regulatory Assets                $ 44,608
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company and Union Electric Company entered into a Merger Agreement dated August 11, 1995 (the "Merger Agreement"). Information concerning the agreement is included in Part II, Item 5. Other Information of this report.
On July 12, 1996, a joint agreement was filed with the Missouri Public Service Commission that recommends approval of the merger between the Company and Union Electric Company. Union Electric Company, the Missouri Public Service Commission staff, the office of the Public Counsel, several customer groups and others signed the agreement.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries ("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1996-2000 period will be about $510 million. Projected external financing requirements for the 1996-2000 period are expected to be $258 million which includes $133 million for scheduled debt retirements and up to $125 million (less than $100 million in 1996) to fund the construction program and certain other capital requirements. Other capital requirements includes the $70 million prepayment related to the proposed coal contract modification with Cyprus Amax discussed in Note 2 to the Notes to Condensed Financial Statements of this report under "Clean Air Act." Remaining capital requirements for the 1996-2000 period are expected to be met through internally generated funds. The estimated construction expenditures and other capital requirements as well as anticipated financing plans take into account the current strategy for compliance with the Clean Air Act, as amended, and the proposed coal contract modification.

In 1995 CIPS issued $20 million First Mortgage Bonds, Medium-Term Note Series 1995-1, 6.49%, due June 1, 2005. The proceeds of this issue together with other funds were used for general corporate purposes and to replace funds used to retire maturing debt. CIPS has an effective shelf registration statement on file with the Securities and Exchange Commission which permits the issuance of an aggregate of up to $29 million of first mortgage bonds, medium-term notes and/or preferred stock.

For the first six months of 1996, CIPS' total capital requirements were provided from internal sources.

Common stock dividends paid for the twelve months ended June 30, 1996, resulted in a payout ratio of 88% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders equalled 45% of net cash provided by operating activities for the same period.

In connection with consummation of the merger contemplated by the Merger Agreement, it is expected that the Company will incur $9.3 million of transaction costs. Through June 30, 1996, these transaction costs totalled $6.2 million. The Company expects that these costs for 1996 will approximate $4.7 million (not tax deductible) or 14 cents per share.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the six-month periods ended June 30, 1996 and 1995 are as follows:

                                                  Six Months Ended
                                                     June 30,
                                             _________________________
                                                  (in thousands)
The Company:                                    1996           1995
                                             _________      _________
  Common Shareholders' Equity

Net income                                   $ 33,100       $ 25,454
Common stock dividends paid                   (35,092)       (34,410)
Other                                             407          1,710
                                             ________       ________
  Change in Shareholders' Equity             $ (1,585)      $ (7,246)
                                             ========       ========

                                                  Six Months Ended
                                                     June 30,
                                             _________________________
                                                  (in thousands)
CIPS:                                           1996           1995
                                             _________      _________
  Common Shareholder's Equity
Earnings for common stock                    $ 29,923       $ 23,456
Common stock dividends paid                   (34,000)       (35,000)
Other                                             (38)           (68)
                                             ________       ________
  Change in Shareholder's Equity             $ (4,115)      $(11,612)
                                             ========       ========

OVERVIEW

The Company's earnings per share were $.35 for the quarter ended June 30, 1996, compared to $.38 per share earned during the same period in 1995.
The decrease primarily reflects increased costs due to timing of scheduled power plant maintenance and expenses related to CIPSCO's pending merger with Union Electric Company. The Company's earnings per share were $.97 for the six months ended June 30, 1996, compared to $.75 per share earned during the same period in 1995. The increase primarily reflects higher sales due to weather and lower expenses in 1996. The 1995 expenses for the six months include $.10 per share for the voluntary workforce reduction program recorded in February 1995.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months and six month periods ended June 30, 1996 and 1995 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                Second Quarter     Six Months Ended
                                Ended June 30,         June 30,
                              __________________  ___________________
                                1996      1995      1996      1995
                              ________  ________  ________  ________
CIPS
  Electric operating
   margin                     $101,948  $ 99,236  $197,924  $188,449
  Gas operating margin           7,952     8,506    27,651    26,618
  Other deductions and
   interest expenses           (98,704)  (95,118) (193,788) (189,672)

  CIPS preferred stock
   dividends                      (925)     (971)   (1,864)   (1,939)
                              ________  ________  ________  ________
    Total earnings
     for common stock           10,271    11,653    29,923    23,456
                              ________  ________  ________  ________

NON-UTILITY
  Investment revenues            2,875     1,676     5,015     3,059
  Other deductions
   and expenses                 (1,164)     (443)   (1,838)   (1,061)
                              ________  ________  ________  ________
    Total non-utility
     net income                  1,711     1,233     3,177     1,998
                              ________  ________  ________  ________
Consolidated net income       $ 11,982  $ 12,886  $ 33,100  $ 25,454
                              ========  ========  ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months and six months ended June 30, 1996, compared to the same periods in 1995 are presented below.

   The Company
                                 Net Income
                               (in thousands)         Earnings Per Share
                           ________________________ ________________________
                           Three Months Six Months  Three Months Six Months
                           ____________ __________  ____________ __________

     1996                    $11,982     $33,100       $ .35       $ .97
     1995                     12,886      25,454         .38         .75
                             _______     _______       _____       _____
     Increase (Decrease)     $  (904)    $ 7,646       $(.03)      $ .22

     Percent
      Increase (Decrease)         (7)%        30%         (8)%        29%


   CIPS
                                        Earnings for Common Stock
                                             (in thousands)
                                        __________________________
                                        Three Months   Six Months
                                        ____________   __________

     1996                                 $10,271       $29,923
     1995                                  11,653        23,456
                                          _______       _______
     Increase (Decrease)                  $(1,382)      $ 6,467
                                          =======       =======
     Percent
      Increase (Decrease)                     (12)%          28 %


OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues increased 4% in the second quarter of 1996 compared to the second quarter of 1995 reflecting higher retail KWH sales due principally to weather conditions in 1996. KWH sales to residential and commercial customers increased 10% and 5%, respectively, due to the higher heating and cooling degree days in the second quarter of 1996. Industrial electric sales increased 3% in the second quarter of 1996 compared to the same quarter in 1995 due to economic growth in the service territory. Public authorities and other revenues increased 11% in the second quarter of 1996 compared to the same period of 1995 due to an increase in gains on disposition of clean air emission credits which are included in revenues, but returned to customers through the fuel adjustment clause. Power supply agreement revenues for the second quarter of 1996 are 7% above those of the second quarter 1995 due to increased capacity and transportation revenues related to these agreements. Economy and emergency interchange sales decreased 31% in the second quarter of 1996 over the same period in 1995 due to unfavorable market conditions in the interchange marketplace. Sales to cooperatives and municipals increased in the second quarter of 1996 compared to the same quarter in 1995 due primarily to weather conditions in 1996. One cooperative, Soyland Power Cooperative, with whom CIPS has a power supply apreement for up to 102 megawatts through 1999, is experiencing financial difficulties. These sales are recorded under Power Supply Agreements. As of June 30, 1996, Soyland was current in the payment of all of its obligations to CIPS.

Electric revenues increased 8% in the first six months of 1996 compared to the same period of 1995 reflecting higher KWH sales due principally to weather conditions in 1996. KWH sales to residential and commercial customers increased 9% and 5%, respectively, due to the weather while industrial electric sales, which are less weather sensitive, had 2% growth. Public authorities and other revenues increased 3% in the first six months of 1996 compared to the same period of 1995 due to timing of miscellaneous revenues, which are included in this category. Power supply agreement revenues for the six months ended June 30, 1996, are 4% above those of the same period in 1995 due to increased capacity and transportation revenues related to these agreements. Economy and emergency interchange sales increased 5% in the first six months of 1996 over the same period in 1995 due to favorable market conditions in the interchange marketplace. Sales to cooperatives and municipals increased in the six months ended June 30, 1996 compared to the same period in 1995 due primarily to favorable weather conditions in 1996.

The changes in electric revenue and KWH sales are shown below:

                                   CHANGES IN ELECTRIC REVENUE AND
                                         KILOWATTHOUR SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)

                       ______________________________________      ________________________________
                                  Second Quarter                               Six Months
                       ______________________________________      ________________________________
                       Revenue      Rev %      KWH      KWH %      Revenue   Rev %    KWH     KWH %
                       ________     _____  _________    _____      ________  _____ _________  _____
Residential            $  3,955       8 %     53,266     10 %      $  7,255   7 %   116,401    9 %
Commercial                1,878       4       29,864      5           4,570   6      67,278    5
Industrial                1,662       6       19,182      3           1,869   3      21,894    2
Public Authorities
 and Other                  460      11        1,041      3             321   3      (3,732)  (4)
                       ________              _______               ________         _______
  Total Retail         $  7,955       6 %    103,353      6 %      $ 14,015   6 %   201,841    5 %

Power Supply
 Agreements            $  1,068       7 %     18,780      6 %      $  1,463   4 %    13,207    2 %
Interchange Sales
 (economy/emergency)     (3,049)    (16)    (360,443)   (31)          8,033  29      76,642    5
Cooperatives and
 Municipals                 448       9        6,329      5           1,011  10      16,581    7
                       ________              _______               ________         _______
  Total Sales for
   Resale              $ (1,533)     (4)%   (335,334)   (21) %     $ 10,507  15 %   106,430    4 %
                       ________              _______               ________         _______
  Total                $  6,422       4 %   (231,981)    (7) %     $ 24,522   8 %   308,271    5 %
                       ========             ========               ========         =======

Gas revenues increased 13% in the second quarter and 15% in the first six months of 1996 compared to the same periods in 1995 due to colder weather in 1996 and higher purchased gas costs which flow through to revenues through the Purchased Gas Adjustment Clause (PGA). Residential gas revenues improved 11% for the second quarter and 13% for the first six months of 1996 compared to 1995 due to colder weather in 1996. The commercial and industrial gas revenue improved 19% and 27%, respectively, in the second quarter and 18% and 38% in the first six months of 1996 over the same periods in 1995 due to both the increase in purchased gas costs discussed above, and to more customers buying from CIPS in 1996 rather than transporting their own gas. Gas transportation revenues declined 4% in the second quarter but remained about the same in the first six months of 1996 even though therms transported declined 2% over the same periods in 1995. The transportation revenue remains about the same in 1996 even though sales decreased because curtailment fines and penalties were charged to interruptible gas customers in 1996 who used more gas than contractually allowed.

The changes in gas revenues and therm sales are shown below.

                               CHANGES IN GAS REVENUE AND THERM SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
               _________________________________________      _________________________________________
                           Second Quarter                                  Six Months
               _________________________________________      _________________________________________
                  Revenue       Rev %   Therms  Therms        Revenue    Rev %    Therms    Therms
                                                  %                                           %
                  ________      _____   ______  ______        _______    _____    ______    ______
Residential       $  1,258       11 %    1,919    11 %        $  6,569    13 %    14,485      17 %
Commercial             656       19        892    16             2,835    18       5,952      20
Industrial             458       27        198     4             1,644    38       4,780      37
Transportation         (66)      (4)      (471)   (2)               (2)    -      (1,219)     (2)
Miscellaneous           32       33          -     -                23    (9)          -       -
                  ________              ______                ________            ______
  Total           $  2,338       13 %    2,538     4 %        $ 11,069    15 %    23,998      12 %
                  ========              ======                ========            ======

OPERATIONS
__________

Fuel for electric generation increased 26% in the second quarter and 17% in the first six months of 1996 compared to the same periods in 1995. The increases correspond to increased generation of 22% and 16% respectively, due to higher retail sales levels in the second quarter and in the first six months of 1996.

Purchased power costs declined 38% for the second quarter and 5% for the first six months ended June 30, 1996 compared with the same periods in 1995 reflecting decreases in marketable purchases made for resale to interchange economy and emergency customers and increased generation as described above.

Gas costs increased 28% for the second quarter and 22% for the first six months of 1996 when compared to the same periods in 1995 due to increased gas requirements for the CIPS system and because of a higher average cost per therm for purchased gas.

Other operation expenses declined 1% in the second quarter due to declines in administrative and general expenses between periods. Other operation expenses declined 10% in the first six months of 1996 compared to 1995 primarily due to a $6.3 million charge in February 1995 relating to the cost of a workforce reduction program and lower medical and benefit costs in 1996.

Maintenance expenses increased 6% for the second quarter of 1996 and 1% for the first six months of 1996 compared to the same periods of 1995 due primarily to the scheduled timing of power plant maintenance projects between periods.

Depreciation and amortization expense increased 7% in the second quarter and 4% for the first six months of 1996 when compared to 1995 due to normal plant additions.

Taxes other than income taxes increased 6% in the second quarter and 4% in the first six months of 1996 when compared to 1995 due to higher revenue taxes from increased sales. These revenue taxes are collected from customers in gas and electric revenues.

Significant changes in the balance sheet accounts at June 30, 1996 compared to balances at December 31, 1995 are:

Fuel for electric generation, at average cost, decreased 20% for the first six months of 1996 due to increased generation usage and lower purchases of compliance coal at one station.

Gas stored underground, at average cost, decreased 27% during the first six months due to high demands on the system and utilization of the stored gas to meet the customer demands.

Short-term borrowings declined 20% in the first six months of 1996 reflecting an improved cash position.

Accrued taxes increased 30% reflecting the liability due on federal and state income taxes due to higher pretax income for the six months ended June 30, 1996.

Other liabilities increased 58% for the first six months of 1996 due primarily to overrecovered PGA revenues to be refunded to customers and postretirement medical costs accrued monthly during the period but not funded until year-end.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  (1) On August 2, 1996, the Company received notice that the Illinois Attorney General had filed a complaint with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions at the Hutsonville Power Station. The complaint seeks monetary penalties and the award of attorney fees. The Company, the Illinois Environmental Protection Agency, and the Attorney
         General are continuing to work on a plan to resolve these issues. While the Company cannot predict the final outcome of these efforts, it does not believe that the final resolution will have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

  (2) Reference is made to Item 3. Legal Proceedings on Page 25 in the CIPSCO and CIPS combined 1995 Annual Report on Form 10-K (the "1995 Form 10-K") for information regarding the complaint filed in the matter of the CIPS Taylorville gas plant site. On April 17, 1996, the Seventh Judicial Circuit Court, Sangamon County, Illinois granted approval of the petition by CIPS requesting transfer of this case to the Circuit Court for the Fourth Judical Circuit, Christian County, Illinois.

Item 5.  Other Information

  (1) Reference is made to the first full paragraph under Item 1. Business - Competition -- Electric Business on page 10 in the 1995 Form 10-K for information regarding economic development rates and special contracts with certain customers. The Illinois General Assembly has passed a bill which authorizes the Illinois commission to approve utility rate schedules that enable the utility to provide service to customers under contracts that are treated as proprietary and confidential by the Illinois commission. The Governor is expected to approve this legislation.

  (2) Reference is made to the third full paragraph under Item 1. Business - Competition -- Electric Business on page 11 in the 1995 Form 10-K for information regarding proposed "open access" programs filed with the Illinois commission by two neighboring electric utilities. On March 18, 1996, CIPS filed a petition with the Illinois commission seeking authorization to participate in the approved experimental "open access" programs as a potential supplier. CIPS is awaiting approval from the Illinois commission.

  (3) Reference is made to the last paragraph under Item 1. Business - Employees on page 23 in the 1995 Form 10-K for information regarding the workforce of CIPS and contracts with those employees represented by labor unions. Management completed negotiations with IUOE-148, the labor union which represents approximately 450 employees, resulting in a new three-year contract ratified by union membership to be effective through June 30, 1999. Also, management completed negotiations with IBEW-702, the labor union which represents approximately 900 employees. A tentative agreement was reached which is subject to ratification by the labor union membership.

  (4) AMEREN CORPORATION -- Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric Company.

         On August 11, 1995, CIPSCO and Union Electric Company ("UE") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and govern-mental approvals; is expected to be consummated in early 1997; and will result in a newly formed holding company, Ameren Corporation.
         The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at June 30, 1996 gives effect to the Merger as if it had occurred at June 30, 1996. The unaudited pro forma combined condensed statements of income for the six-month periods ended June 30, 1996 and 1995, and the twelve-month period ended June 30, 1996 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

         The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial state-ments and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are character-istic of public utility operations, financial results for the six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                               BALANCE SHEET
                             AT JUNE 30, 1996
                          (Thousands of Dollars)



                                                      As Reported (Note 1)        Pro Forma
                                                   ___________________________   Adjustments        Pro Forma
                                                        UE            CIPSCO     (Notes 2, 9)        Combined
                                                   ___________     __________    ____________     ___________
ASSETS
Property and plant
  Electric                                         $ 8,622,939     $ 2,342,630      $ 374,741     $11,340,310
  Gas                                                  178,845         233,403              -         412,248
  Other                                                 34,763               -              -          34,763
                                                   ___________     ___________    ___________     ___________
                                                     8,836,547       2,576,033        374,741      11,787,321
  Less accumulated depreciation and amortization     3,613,616       1,165,985        260,354       5,039,955
                                                   ___________     ___________    ___________     ___________
                                                     5,222,931       1,410,048        114,387       6,747,366

  Construction work in progress:
    Nuclear fuel in process                            148,706               -              -         148,706
    Other                                              127,445          51,974          2,886         182,305
                                                   ___________     ___________    ___________     ___________
         Total property and plant, net               5,499,082       1,462,022        117,273       7,078,377
Regulatory asset - deferred income taxes (Note 6)      701,612          43,339              -         744,951
Other assets:
  Unamortized debt expense                              42,335          15,781            624          58,740
  Nuclear decommissioning trust fund                    81,778               -              -          81,778
  Investments in nonregulated activities                     -         109,121              -         109,121
  Other                                                 24,325          32,521         (3,284)         53,562
                                                   ___________      ___________    ___________     __________
         Total other assets                            148,438         157,423         (2,660)        303,201
Current assets:
  Cash and temporary investments                        15,970          11,484          2,889          30,343
  Accounts receivable, net                             196,568          78,623         20,164         295,355
  Unbilled revenue                                     122,837          23,752              -         146,589
  Materials and supplies, at average cost -
    Fossil fuel                                         54,830          41,103           6,817        102,750
    Other                                               96,311          40,281           4,707        141,299
  Other                                                 29,515          17,653           3,467         50,635
                                                   ___________      ___________    ___________     __________
         Total current assets                          516,031         212,896          38,044        766,971
                                                   ___________     ____________    ___________    ___________
Total Assets                                       $ 6,865,163     $ 1,875,680     $   152,657    $ 8,893,500
                                                   ===========     ===========     ===========    ===========

CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)                            $   510,619     $   356,812     $  (866,059)   $     1,372
  Other stockholders' equity (Note 2)                1,778,385         293,135         866,059      2,937,579
                                                   ___________     ___________     ___________    ___________
         Total common stockholders' equity           2,289,004         649,947               -      2,938,951
  Preferred stock of subsidiary                        219,121          80,000               -        299,121
  Long-term debt                                     1,825,208         464,077         130,000      2,419,285
                                                   ___________     ___________     ___________    ___________
         Total capitalization                        4,333,333       1,194,024         130,000      5,657,357
Minority interest in consolidated subsidiary                 -               -           3,534          3,534
Accumulated deferred income taxes                    1,325,046         326,341          (6,937)     1,644,450
Accumulated deferred investment tax credits            163,430          50,560               -        213,990
Regulatory liability                                   210,160         111,945               -        322,105
Accumulated provision for nuclear decommissioning       83,451               -               -         83,451
Other deferred credits and liabilities                 152,541               -           4,753        157,294
Current liabilities:
  Current maturity of long-term debt                    76,599          15,000               -         91,599
  Short-term debt                                       70,000          38,482               -        108,482
  Accounts payable                                     108,665          52,109          17,925        178,699
  Wages payable                                         33,599          10,358               -         43,957
  Taxes accrued                                        141,162          14,677              69        155,908
  Interest accrued                                      45,033           9,459             420         54,912
  Other                                                122,144          52,725           2,893        177,762
                                                   ___________     ___________     ___________    ___________
         Total current liabilities                     597,202         192,810          21,307        811,319
                                                   ___________     ___________     ___________    ___________
Total Capital and Liabilities                      $ 6,865,163     $ 1,875,680     $   152,657    $ 8,893,500
                                                   ===========     ===========     ===========    ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial
Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                      SIX MONTHS ENDED JUNE 30, 1996
        (Thousands of Dollars Except Shares and Per Share Amounts)


                                                UE                 CIPSCO        Pro Forma
                                          (As Reported)        (As Reported)     Adjustments       Pro Forma
                                          (Notes 1,4,10)       (Notes 1,4,7)     (Notes 2,9)       Combined
                                           _____________       _____________     ____________     ____________
OPERATING REVENUES:
  Electric                                  $    910,234        $   341,210       $   96,703      $  1,348,147
  Gas                                             58,478             85,359                -           143,837
  Other                                              259              5,082              789             6,130
                                            ____________        ___________       __________      ____________
       Total operating revenues                  968,971            431,651           97,492         1,498,114

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                     176,978            131,646           54,864           363,488
    Gas Costs                                     34,571             52,681                -            87,252
    Other                                        186,203             69,207            9,396           264,806
                                            ____________        ___________       __________      ____________
                                                 397,752            253,534           64,260           715,546
  Maintenance                                    110,462             30,971            9,232           150,665
  Depreciation and amortization                  119,285             43,130            7,601           170,016
  Income taxes (Note 7)                           72,865             21,294            4,048            98,207
  Other taxes                                    103,207             29,384            1,028           133,619
                                            ____________        ___________       __________      ____________
       Total operating expenses                  803,571            378,313           86,169         1,268,053

OPERATING INCOME                                 165,400             53,338           11,323           230,061

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                   3,823                 77                -             3,900
  Minority interest in consolidated
    subsidiary                                         -                  -           (2,482)           (2,482)
  Miscellaneous, net                              (1,586)            (1,062)          (3,719)           (6,367)
                                            ____________        ___________       ___________     ____________
       Total other income and deductions,
         net                                       2,237               (985)          (6,201)           (4,949)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                          167,637             52,353            5,122           225,112

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                        67,528             17,487            5,122            90,137
  Allowance for borrowed funds used during
    construction                                  (3,978)               (98)               -            (4,076)
  Preferred dividends of subsidiaries
   (Note 8)                                        6,625              1,864                -             8,489
                                            ____________        ___________       __________      ____________
    Net interest charges and preferred
      dividends                                   70,175             19,253            5,122            94,550

NET INCOME                                  $     97,462        $    33,100       $        -      $    130,562
                                            ============        ===========       ==========      ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)             $0.95              $0.97                              $0.95
                                                   =====              =====                              =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)   102,123,834         34,069,542        1,022,086       137,215,462
                                            ============        ===========       ==========      ============



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial
Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                      SIX MONTHS ENDED JUNE 30, 1995
        (Thousands of Dollars Except Shares and Per Share Amounts)


                                                  UE               CIPSCO           Pro Forma
                                            (As Reported)       (As Reported)      Adjustments          Pro Forma
                                               (Note 1)         (Notes 1,3,7)       (Notes 2,9)         Combined
                                            _____________       _____________      ____________       ____________
OPERATING REVENUES:
  Electric                                   $    908,829        $   316,688        $    91,488       $  1,317,005
  Gas                                              51,614             74,290                  -            125,904
  Other                                               247              3,428                143              3,818
                                             ____________        ___________         __________       ____________
       Total operating revenues                   960,690            394,406             91,631          1,446,727
OPERATING EXPENSES:
  Operations
    Fuel and purchased power                      170,079            117,094             48,169            335,342
    Gas costs                                      28,216             43,069                  -             71,285
    Other                                         183,940             76,536             10,011            270,487
                                             ____________        ___________         __________       ____________
                                                  382,235            236,699             58,180            677,114
  Maintenance                                     111,088             30,672              9,471            151,231
  Depreciation and amortization                   115,778             41,275              8,050            165,103
  Income taxes (Note 7)                            74,070             15,105              4,209             93,384
  Other taxes                                     103,053             28,349              1,030            137,432
                                             ____________        ___________         __________       ____________
       Total operating expenses                   786,224            352,100             80,940          1,219,264

OPERATING INCOME                                  174,466             42,306             10,691            227,463

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                    2,908                377                  -              3,285
  Minority interest in consolidated
   subsidiary                                           -                  -             (2,164)            (2,164)
  Miscellaneous, net                                1,533              1,337             (3,314)              (444)
                                             ____________        ___________          __________       ____________
       Total other income and deductions,
         net                                        4,441              1,714             (5,478)                677

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                           178,907             44,020              5,213             228,140

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                         67,988             16,658              5,213              89,859
  Allowance for borrowed funds used during
    construction                                   (3,340)               (31)                 -              (3,371)
  Preferred dividends of subsidiaries
    (Note 8)                                        6,626              1,939                  -               8,565
                                             ____________        ___________         __________        ____________
    Net interest charges and preferred
      dividends                                    71,274             18,566              5,213              95,053

NET INCOME                                   $    107,633        $    25,454         $        -        $    133,087
                                             ============        ===========         ==========        ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)              $1.05              $0.75                                  $0.97
                                                    =====              =====                                  =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)    102,123,834         34,069,542          1,022,086         137,215,462
                                             ============        ===========         ==========        ============



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial
Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                     TWELVE MONTHS ENDED JUNE 30, 1996
        (Thousands of Dollars Except Shares and Per Share Amounts)


                                                 UE                    CIPSCO             Pro Forma
                                           (As Reported)           (As Reported)          Adjustments            Pro Forma
                                           (Notes 1,4,10)         (Notes 1,3,4,7)         (Notes 2,9)            Combined
                                            _____________          _______________        ____________         ____________
OPERATING REVENUES:
  Electric                                   $  2,015,858             $   728,006         $   187,754          $  2,931,618
  Gas                                              94,678                 140,676                   -               235,354
  Other                                               452                  10,825               1,000                12,277
                                             ____________             ___________          __________          ____________
       Total operating revenues                 2,110,988                 879,507             188,754             3,179,249

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                      372,057                 262,778             104,201               739,036
    Gas costs                                      57,607                  83,667                   -               141,274
    Other                                         370,133                 148,039              18,533               536,705
                                             ____________              __________         ___________          ____________
                                                  799,797                 494,484             122,734             1,417,015
  Maintenance                                     220,982                  68,295              17,702               306,979
  Depreciation and amortization                   236,745                  85,118              15,299               337,162
  Income taxes (Note 7)                           208,336                  51,961               7,696               267,993
  Other taxes                                     212,299                  57,647               1,909               271,855
                                             ____________             ___________          __________          ____________
       Total operating expenses                 1,678,159                 757,505             165,340             2,601,004

OPERATING INCOME                                  432,829                 122,002              23,414               578,245

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                    7,742                     589                   -                 8,331
  Minority interest in consolidated
    subsidiary                                          -                       -              (4,876)               (4,876)
  Miscellaneous, net                               (9,099)                 (4,697)             (8,313)              (22,109)
                                             ____________             ___________          __________          ____________
       Total other income and deductions,
         net                                       (1,357)                 (4,108)            (13,189)              (18,654)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                           431,472                 117,894              10,225               559,591

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                        134,282                  34,598              10,225               179,105
  Allowance for borrowed funds used during
    construction                                   (6,744)                   (140)                  -                (6,884)
  Preferred dividends of subsidiaries
    (Note 8)                                       13,249                   3,775                   -                17,024
                                             ____________             ___________          __________          ____________
    Net interest charges and preferred
      dividends                                   140,787                  38,233              10,225               189,245

NET INCOME                                   $    290,685             $    79,661          $        -          $    370,346
                                             ============             ===========          ==========          ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)              $2.85                   $2.34                                     $2.70
                                                    =====                   =====                                     =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)    102,123,834              34,069,542           1,022,086           137,215,462
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

3. Net income for the six months ended June 30, 1995 includes CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program. Net income for the twelve months ended June 30, 1996 includes CIPSCO's pre-tax write-off of $5.7 million of system development expenses.

4. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Transaction costs are currently estimated to be approximately $22 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the six months ended June 30, 1996 includes merger transaction costs and costs to achieve such savings of $4.4 million, net of income taxes, for Union Electric and $2.1 million, net of income taxes, for CIPSCO. Net income for the twelve months ended June 30, 1996 includes merger transaction costs and costs to achieve such savings of $13.2 million, net of income taxes, for Union Electric and $6.8 million, net of income taxes, for CIPSCO.

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

10. Net income for the six and twelve months ended June 30, 1996 includes credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $45 million and $76 million, respectively.

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

    Exhibit 27.1 Financial Data Schedule for CIPSCO (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

    Exhibit 27.2 Financial Data Schedule for CIPS (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

  (B)    Reports on Form 8-K:

        Date of Report   Item Reported
        ______________   _____________

        May 20, 1996     Item 5.  Other Events.
                         Reports information regarding the
                         ruling by an administrative law judge of the National Labor Relations Board in the matter of the labor dispute between CIPS and the International Brotherhood of Electrical Workers
                         Local No. 702.

        June 20, 1996    Item 5.  Other Events.
                         Reports information regarding the
                         intention of CIPS and Amax Coal Sales Company to enter into an agreement between the parties to modify the existing contract for coal supplied to Newton Power Station Unit 1.

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, CIPSCO Incorporated, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIPSCO Incorporated




Date:  August 13, 1996        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                              (Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Central Illinois Public Service Company




Date:  August 13, 1996        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                             (Principal Accounting Officer)

                          CIPSCO INCORPORATED AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1996




Exhibit No.              Description
___________              ___________

   Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes for CIPS.

   Exhibit 27.1     Financial Data Schedule for CIPSCO

   Exhibit 27.2     Financial Data Schedule for CIPS