Form 10-Q
period 1996-09-30
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1996-11-14
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996

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

CIPSCO INCORPORATED   Common stock, no par value, 34,069,542 shares
                      outstanding October 31, 1996

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    Common stock, no par value, 25,452,373
                    shares outstanding and held by
                    CIPSCO INCORPORATED at October 31, 1996

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended September 30, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Income
             For the Periods Ended September 30, 1996 and 1995
                  (in thousands except per share amounts)
                                (unaudited)


                                                        Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                        _______________________ _______________________

                                                          1996      1995          1996      1995
                                                        ________  ________      ________   ________
Operating Revenues:
  Electric.......................................       $218,978  $228,198      $560,188   $544,886
  Gas............................................         15,921    13,234       101,280     87,523
  Investment.....................................          2,382     2,431         7,464      5,860
                                                        ________  ________      ________   ________
     Total operating revenues....................        237,281   243,863       668,932    638,269
                                                        ________  ________      ________   ________
Operating Expenses:
  Fuel for electric generation...................         58,574    53,373       165,288    144,228
  Purchased power................................         14,803    18,981        39,734     45,219
  Gas costs......................................          7,546     5,253        60,227     48,322
  Other operation................................         38,279    37,361       107,487    113,897
  Maintenance....................................         12,034    16,018        43,005     46,690
  Depreciation and amortization..................         21,680    21,005        64,810     62,280
  Taxes other than income taxes..................         14,121    14,783        43,505     43,133
                                                        ________  ________      ________   ________
     Total operating expenses....................        167,037   166,774       524,056    503,769
                                                        ________  ________      ________   ________
Operating Income.................................         70,244    77,089       144,876    134,500
                                                        ________  ________      ________   ________

Interest and Other Charges:
  Interest on long-term debt of subsidiary.......          8,279     8,285        24,839     24,583
  Other interest charges.........................          2,110       214         3,037        574
  Allowance for funds used during construction...           (271)     (240)         (446)      (649)
  Preferred stock dividends of subsidiary........            931       957         2,794      2,896
  Miscellaneous, net.............................          1,811      (579)        2,874     (1,915)
                                                        ________  ________      ________   ________
Total interest and other charges.................         12,860     8,637        33,098     25,489
                                                        ________  ________      ________   ________

Income Before Income Taxes.......................         57,384    68,452       111,778    109,011
                                                       _________  ________      ________   ________
Income Taxes.....................................         21,966    26,721        43,260     41,826
                                                        ________  ________      ________   ________
Net Income.......................................       $ 35,418  $ 41,731      $ 68,518   $ 67,185
                                                        ========  ========      ========   ========

Average Shares of Common Stock Outstanding.......         34,070    34,070        34,070     34,070

Earnings per Average Share of Common Stock.......       $   1.04  $   1.22      $   2.01   $   1.97



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                  September 30,1996 and December 31, 1995
                              (in thousands)


                                                                 September 30,  December 31,
                                                                     1996          1995
                                                                 _____________  ____________
                                                                  (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric.....................................................  $2,355,551     $2,296,402
  Gas..........................................................     236,594        229,118
                                                                 __________     __________
                                                                  2,592,145      2,525,520
  Less-Accumulated depreciation................................   1,184,008      1,132,355
                                                                 __________     __________
                                                                  1,408,137      1,393,165
  Construction work in progress................................      61,546         72,490
                                                                 __________     __________
                                                                  1,469,683      1,465,655
                                                                 __________     __________
Current Assets:
  Cash.........................................................       5,771          1,088
  Temporary investments, at cost which approximates market.....       7,303          7,147
  Accounts receivable, net.....................................      82,812         65,267
  Accrued unbilled revenues....................................      19,669         27,234
  Materials and supplies, at average cost......................      39,827         40,246
  Fuel for electric generation, at average cost................      34,223         42,634
  Gas stored underground, at average cost......................      14,219          9,774
  Prepayments..................................................       9,292         10,649
  Other current assets.........................................       8,195          8,197
                                                                 __________     __________
                                                                    221,311        212,236
                                                                 __________     __________

Investments and Other Assets:
  Marketable securities........................................      49,697         45,967
  Leveraged leases and energy investments......................      61,111         59,114
  Other........................................................      50,311         44,939
                                                                 __________     __________
                                                                    161,119        150,020
                                                                 __________     __________
                                                                 $1,852,113     $1,827,911
                                                                 ==========     ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity..................................  $  667,790     $  651,532
  Preferred stock of subsidiary................................      80,000         80,000
  Long-term debt of subsidiary.................................     421,152        478,926
                                                                 __________     __________
                                                                  1,168,942      1,210,458
                                                                 __________     __________

Current Liabilities:
  Long-term debt of subsidiary due within one year.............      58,000              -
  Short-term borrowings........................................      53,991         47,921
  Accounts payable.............................................      42,851         60,603
  Accrued wages................................................      10,727          9,335
  Accrued taxes................................................      12,700         11,266
  Accrued interest.............................................       8,785          9,525
  Other........................................................      47,411         33,265
                                                                 __________     __________
                                                                    234,465        171,915
                                                                 __________     __________

Deferred Credits:
  Accumulated deferred income taxes............................     332,042        325,181
  Investment tax credits.......................................      49,722         52,234
  Regulatory liabilities, net..................................      66,942         68,123
                                                                 __________     __________
                                                                    448,706        445,538
                                                                 __________     __________
                                                                 $1,852,113     $1,827,911
                                                                 ==========     ==========


The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the Periods Ended September 30, 1996 and 1995
                              (in thousands)
                                (unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    _________________________
                                                                        1996           1995
                                                                    __________     __________
Operating Activities:
  Net income......................................................... $ 68,518     $   67,185
  Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization....................................   64,810         62,280
    Allowance for equity funds used during construction (AFUDC)......     (196)          (599)
    Deferred income taxes, net.......................................    5,324          9,133
    Investment tax credit amortization...............................   (2,512)        (2,521)
  Cash flows impacted by changes in assets and liabilities:
    Accounts receivable, net and accrued unbilled revenues...........   (9,980)         2,809
    Fuel for electric generation.....................................    8,411         (9,753)
    Other inventories................................................   (4,026)         1,841
    Prepayments......................................................    1,357         (2,505)
    Other assets.....................................................   (5,370)        (9,715)
    Accounts payable and other liabilities...........................   (3,606)        14,656
    Accrued wages, taxes and interest................................    2,086         11,473
  Other..............................................................       65         (6,340)
                                                                    __________     __________
    Net cash provided by operating activities........................  124,881        137,944
                                                                    __________     __________
Investing Activities:
  Utility construction expenditures, excluding AFUDC.................  (67,760)       (66,243)
  Allowance for borrowed funds used during construction..............     (250)           (49)
  Changes in temporary investments...................................     (156)            18
  Long-term marketable securities....................................   (3,285)          (662)
  Long-term leveraged leases and energy investments..................   (1,997)        (8,274)
                                                                    __________     __________
    Net cash used in investing activities............................  (73,448)       (75,210)
                                                                    __________     __________
Financing Activities:
  Common stock dividends paid........................................  (52,808)       (51,786)
  Proceeds from issuance of long-term debt of subsidiary.............        -         20,000
  Repayment of long-term debt of subsidiary..........................        -        (16,000)
  Proceeds from issuance of (repayment of) short-term borrowings.....    6,070        (14,985)
  Issuance expense, discount and premium.............................      (12)          (230)
                                                                    __________     __________
    Net cash used in financing activities............................  (46,750)       (63,001)
                                                                    __________     __________

  Net increase (decrease) in cash....................................    4,683           (267)
  Cash at beginning of period........................................    1,088          1,963
                                                                    __________     __________
  Cash at end of period.............................................. $  5,771     $    1,696
                                                                    ==========     ==========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized............................. $ 26,935     $   24,245
    Income taxes..................................................... $ 35,685     $   23,432



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           Statements of Income
             For the Periods Ended September 30, 1996 and 1995
                              (in thousands)
                                (unaudited)



                                                       Three Months Ended   Nine Months Ended
                                                          September 30,       September 30,
                                                       __________________   __________________
                                                         1996      1995      1996      1995
                                                       ________  ________   ________  ________
Operating Revenues:
  Electric.......................................      $218,982  $228,213   $560,205  $544,914
  Gas............................................        15,922    13,236    101,283    87,528
                                                       ________  ________   ________  ________
     Total operating revenues....................       234,904   241,449    661,488   632,442
                                                       ________  ________   ________  ________

Operating Expenses:
  Fuel for electric generation...................        58,574    53,373    165,288   144,228
  Purchased power................................        14,803    18,981     39,734    45,219
  Gas costs......................................         7,546     5,253     60,227    48,322
  Other operation................................        37,998    37,050    106,540   112,897
  Maintenance....................................        12,033    16,017     43,002    46,689
  Depreciation and amortization..................        21,593    20,780     64,468    61,814
  Taxes other than income taxes..................        14,114    14,782     43,485    43,107
  Income taxes:
    Current......................................        19,082    21,701     44,568    38,305
    Deferred, net................................         4,716     5,125        968     4,413
    Deferred investment tax credits, net.........          (837)     (840)    (2,511)   (2,521)
                                                       ________  ________   ________  ________
     Total operating expenses....................       189,622   192,222    565,769   542,473
                                                       ________  ________   ________  ________
Operating Income.................................        45,282    49,227     95,719    89,969
                                                       ________  ________   ________  ________

Other Income and Deductions:
  Allowance for equity funds used during
  construction...................................           119       222        196       599
  Nonoperating income taxes......................         1,581      (279)     1,243    (1,099)
  Miscellaneous, net.............................        (1,781)      625     (2,781)    2,325
                                                       ________  ________   ________  ________
     Total other income and deductions...........           (81)      568     (1,342)    1,825
                                                       ________  ________   ________  ________
Income Before Interest Charges...................        45,201    49,795     94,377    91,794
                                                       ________  ________   ________  ________

Interest Charges:
  Interest on long-term debt.....................         8,279     8,285     24,839    24,583
  Other interest charges.........................         2,114       203      3,041       540
  Allowance for borrowed funds used during
  construction...................................          (152)      (18)      (250)      (49)
                                                       ________  ________   ________  ________
      Total interest charges.....................        10,241     8,470     27,630    25,074
                                                       ________  ________   ________  ________

Net Income.......................................        34,960    41,325     66,747    66,720
Preferred Stock Dividends........................           931       957      2,795     2,896
                                                       ________  ________   ________  ________
Earnings for Common Stock........................      $ 34,029  $ 40,368   $ 63,952  $ 63,824
                                                       ========  ========   ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                 September 30, 1996 and December 31, 1995
                              (in thousands)


                                                              September 30,  December 31,
                                                                  1996           1995
                                                              _____________  ____________
                                                               (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric.....................................................  $2,355,551    $2,296,402
  Gas..........................................................     236,594       229,118
                                                                 __________    __________
                                                                  2,592,145     2,525,520
  Less-Accumulated depreciation................................   1,184,008     1,132,355
                                                                 __________    __________
                                                                  1,408,137     1,393,165
  Construction work in progress................................      61,546        72,490
                                                                 __________    __________
                                                                  1,469,683     1,465,655
                                                                 __________    __________

Current Assets:
  Cash.........................................................       5,716         1,006
  Accounts receivable, net.....................................      82,887        65,574
  Accrued unbilled revenues....................................      19,669        27,234
  Materials and supplies, at average cost......................      39,827        40,246
  Fuel for electric generation, at average cost................      34,223        42,634
  Gas stored underground, at average cost......................      14,219         9,774
  Prepayments..................................................       9,198        10,268
  Other current assets.........................................       8,197         8,226
                                                                 __________    __________
                                                                    213,936       204,962
                                                                 __________    __________
Other Assets...................................................      49,303        44,188
                                                                 __________    __________
                                                                 $1,732,922    $1,714,805
                                                                 ==========    ==========
    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity..................................  $  584,224    $  570,419
  Preferred stock..............................................      80,000        80,000
  Long-term debt...............................................     421,152       478,926
                                                                 __________    __________
                                                                  1,085,376     1,129,345
                                                                 __________    __________

Current Liabilities:
  Long-term debt due within one year...........................      58,000             -
  Short-term borrowings........................................      53,991        47,921
  Accounts payable.............................................      42,304        60,791
  Accrued wages................................................      10,727         9,320
  Accrued taxes................................................      14,030        11,155
  Accrued interest.............................................       8,785         9,525
  Other........................................................      47,413        33,264
                                                                 __________    __________
                                                                    235,250       171,976
                                                                 __________    __________
Deferred Credits:
  Accumulated deferred income taxes............................     295,632       293,127
  Investment tax credits.......................................      49,722        52,234
  Regulatory liabilities, net..................................      66,942        68,123
                                                                 __________    __________
                                                                    412,296       413,484
                                                                 __________    __________
                                                                 $1,732,922    $1,714,805
                                                                 ==========    ==========


The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
             For the Periods Ended September 30, 1996 and 1995
                              (in thousands)
                                (unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                     _______________________

                                                                       1996         1995
                                                                     __________   __________
Operating Activities:
  Net income......................................................     $ 66,747    $  66,720
  Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization.................................       64,468       61,814
    Allowance for equity funds used during construction (AFUDC)...         (196)        (599)
    Deferred income taxes, net....................................          968        4,413
    Investment tax credit amortization............................       (2,512)      (2,521)
  Cash flows impacted by changes in assets and liabilities:
    Accounts receivable, net and accrued unbilled revenues........       (9,748)       2,387
    Fuel for electric generation..................................        8,411       (9,753)
    Other inventories.............................................       (4,026)       1,841
    Prepayments...................................................        1,070       (2,494)
    Other assets..................................................       (5,086)      (7,697)
    Accounts payable and other liabilities........................       (4,338)      14,229
    Accrued wages, taxes and interest.............................        3,542       11,490
  Other...........................................................          407       (5,874)
                                                                      _________    _________
    Net cash provided by operating activities.....................      119,707      133,956
                                                                      _________    _________

Investing Activities:
  Construction expenditures, excluding AFUDC......................      (67,760)     (66,243)
  Allowance for borrowed funds used during construction...........         (250)         (49)
  Changes in temporary investments................................            -         (701)
                                                                      _________    _________
    Net cash used in investing activities.........................      (68,010)     (66,993)
                                                                      ---------    ---------

Financing Activities:
  Proceeds from issuance of long-term debt........................            -       20,000
  Repayment of long-term debt.....................................            -      (16,000)
  Proceeds from issuance of (repayment of) short-term borrowings..        6,070      (14,985)
  Dividends paid:
    Preferred stock...............................................       (2,795)      (2,896)
    Common stock..................................................      (50,250)     (52,500)
  Issuance expense, discount and premium..........................          (12)        (230)
                                                                      _________    _________
    Net cash used in financing activities.........................      (46,987)     (66,611)
                                                                      _________    _________
  Net increase (decrease) in cash.................................        4,710          352
  Cash at beginning of period.....................................        1,006        1,320
                                                                      _________    _________
  Cash at end of period...........................................    $   5,716    $   1,672
                                                                      =========    =========
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized..........................    $  26,935    $  24,245
    Income taxes..................................................    $  38,052    $  27,622



The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (unaudited)




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

The financial statements of CIPS, a subsidiary of CIPSCO, include only the accounts of CIPS. Prior year amounts have been reclassified on a basis consistent with the September 30, 1996 presentation.


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

The estimated incurred costs relating to studies and remediation at the 13 sites and associated legal expenses are being accrued and deferred pursuant to the Illinois commission's orders rather than expensed currently, pending recovery through rates or from other parties. Through September 30, 1996, $47.9 million had been deferred representing costs incurred and estimates of costs of completing studies at various sites and estimates of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $10.4 million at September 30, 1996.

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

FERC ORDERS 888 and 889 - On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued orders 888 and 889 related to its "mega-NOPR" rulemaking. Citing a goal of enhancing competition in the wholesale market for generation sales, Order 888 requires each transmission-owning public utility, such as CIPS, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of transmission ownership. In its Order 888, the FERC adopted a single pro forma tariff for use by the utility and its transmission customers in obtaining transmission service. Order 888 also provides for the recovery of stranded costs at the wholesale level, based on a revenues lost calculation, which result from the transition to an open access business environment. On July 9, 1996, CIPS filed open access tariffs under Rule 888 for transmission service. Also, in conjunction with the application at the FERC regarding the merger of CIPSCO and Union Electric Company ("UE") (see Part II Item 5. Other Information), CIPS and UE jointly filed single-system open access tariffs with FERC. Because these tariffs were filed under provisions of the rulemaking prior to the issuance of Order 888, these tariffs will be revised by November 15, 1996 to comply with the final rule in Order 888, but will only become effective upon completion of the merger.

Order 889 sets forth the standards of conduct and information requirements that must be put in place and observed by transmission-owning public utilities doing business under the open access rule. These include the establishment by each utility of an "open access same-time information system",or OASIS. This system will provide all information, on a real time basis, for the utility and its customers to apply for and obtain transmission service. Using OASIS, the utility must obtain transmission service for its own use in the same manner its customer will obtain service, thus assuring mitigation of market power through control of transmission facilities. CIPS has applied for a waiver from the requirements of Order 889 pending consummation of the merger.

CLEAN AIR ACT - CIPS' current compliance strategy to meet the requirements of the Clean Air Act Amendments of 1990 (Amendments) is to rely primarily on switching to a lower sulfur coal at its generating units rather than increased scrubbing and use of higher sulfur coal at its Newton Unit 1.
The estimated capital costs of compliance are included in the CIPS five-year construction forecast. On June 20, 1996 CIPS and Amax Coal Sales Company, a Cyprus Amax Minerals Company ("Cyprus Amax"), a coal supplier for CIPS' Newton Power Station Unit 1, executed a letter of intent which contemplates that the parties will enter into a modification of their existing contract. Under the contract as it is proposed to be modified (the "Contract Modification") CIPS (1) would make a $70 million payment, plus interest from November 1, 1996, to Cyprus Amax not later than February 17, 1997, (2) would be able to purchase at market prices low-sulfur, out-of-state coal (which may be procured from Cyprus Amax, its affiliates or other providers) in substitution for the high-sulfur Illinois coal CIPS is currently obligated to purchase from Cyprus Amax, and (3) would receive options for future purchases of low-sulfur, out-of-state coal from Cyprus Amax or its affiliates in 1997, 1998 and 1999 at set negotiated prices. Effectiveness of the Contract Modification is subject to execution of definitive agreements by the parties. In addition, CIPS and Cyprus Amax have agreed that for the remainder of 1996, CIPS will cease taking delivery of high-sulfur coal under the existing contract and will make certain alternate low-sulfur, out-of-state coal purchases from Cyprus Amax or its affiliates. By switching to low-sulfur coal over the term of the Contract Modification and thereafter CIPS will avoid the need for substantial renovation to the Newton Unit 1 scrubber.
Under the letter of intent, CIPS would not be required to proceed with the Contract Modification if CIPS determines that the regulatory treatment of the transaction is unsatisfactory. On July 17, 1996, CIPS filed an Application (Docket 96- 0345) seeking a review by the Illinois commission of certain matters related to the Contract Modification, including authorization to recover the $70 million payment (and associated carrying charges) in rates over a six-year period, approval of a switch to out-of-state coal from Illinois coal as required by Illinois statutes, recognition of a regulatory asset in the amount of $44 million relating to the scrubber and the estimated cost of removing the scrubber from service, and approval of CIPS' proposed accounting treatment for the transaction. CIPS cannot predict what action the Illinois commission will take in this matter. An order is expected in December 1996.

LABOR ISSUES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board
(NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning the lockout. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $15 million. An administrative law judge of the NLRB has ruled that the lockout was unlawful. On July 23, 1996, the Company appealed to the NLRB. Management believes the lockout was both lawful and reasonable and that the final resolution of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

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

The Company continually reviews regulatory assets and liabilities. As shown below, the Company is in a net regulatory liability position at September 30, 1996, and currently believes that there would be no material adverse impact on results of operations, financial position or liquidity if the Company or CIPS were to discontinue application of SFAS No. 71.

The components of regulatory assets and liabilities at September 30, 1996 are:

                Description                                     Amount
                ___________                                     ______
                                                            (in thousands)

Regulatory Assets:
   Deferred environmental remediation costs                    $ 10,411
   Take-or-Pay costs                                                731
   Unamortized costs related to reacquired debt                  12,505
                                                               ________
        Total Regulatory Assets - in
          Other Assets on Balance Sheet                        $ 23,647
                                                               ========

Regulatory Liabilities:
   Clean Air Act allowances, net                               $  1,365
   SFAS 109 - Income Taxes, net                                  65,577
                                                               ________

      Total Regulatory Liabilities, Net                        $ 66,942
                                                               ========

Regulatory Liabilities Net of Regulatory Assets                $ 43,295
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company and Union Electric Company entered into a Merger Agreement dated August 11, 1995 (the "Merger Agreement"). The Merger Agreement was approved by shareholders of both parties in December 1995. Consummation of the merger contemplated by the Merger Agreement is conditioned on, among other things, receipt of regulatory and governmental approvals, including approval of the Illinois commission, the Missouri Public Service
Commission (MPSC), FERC, the Nuclear Regulatory Commission and the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. The Company cannot predict when all necessary approvals will be obtained but expects the merger to be consummated by the end of 1997. On July 12, 1996, a joint agreement was filed with the MPSC that recommends approval of the merger. Union Electric Company, the MPSC staff, the office of Public Counsel, several customer groups and others signed the agreement. On September 25, 1996, the MPSC ordered that additional information be filed in November 1996 in connection with the merger proceeding. The MPSC is expected to issue a decision on the merger in early 1997. On November 7, 1996, a Hearing
Examiner for the Illinois commission issued a proposed order recommending that the merger be approved subject to certain conditions, including (i) that each of CIPS and Union Electric be required to file a rate case or alternative regulation plan within one year following the closing of the merger, (ii) that the ratemaking treatment of merger costs and savings be determined in the rate case or alternative regulation proceeding and (iii) that the proposed transfer to CIPS of Union Electric's existing Illinois electric and gas distribution business and facilities be denied, but that the joint dispatch agreement be approved. CIPSCO cannot predict what action the Illinois commission will take in the matter; however, an order from the Illinois commission is expected by the end of 1996. On October 16, 1996, the FERC set the merger for hearing, ordering the administrative law judge to issue an initial order no later than April 30, 1997. The FERC is expected to issue a decision on the merger by the end of 1997. Certain pro forma financial information is included in Part II,
Item 5. Other Information of this report.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries ("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1996-2000 period will be about $510 million. Projected external financing requirements for the 1996-2000 period are expected to be $258 million which includes $133 million for scheduled debt retirements and up to $125 million (less than $100 million in 1996) to fund the construction program and certain other capital requirements, including the $70 million payment related to the proposed coal contract modification with Cyprus Amax discussed in Note 2 to the Notes to Condensed Financial Statements of this report under "Clean Air Act." Remaining capital requirements for the 1996-2000 period are expected to be met through internally generated funds. The estimated construction expenditures and other capital requirements as well as anticipated financing plans take into account the current strategy for compliance with the Clean Air Act, as amended, and the proposed coal contract modification described in Note 2 of Condensed Notes to Financial Statements.

CIPS has an effective shelf registration statement on file with the Securities and Exchange Commission which permits the issuance of an aggregate of up to $29 million of first mortgage bonds, medium-term notes and/or preferred stock and has received approval from the Illinois commission to issue, through December 31, 1998, up to $200 million of long-term indebtedness outstanding at any time.

For the first nine months of 1996, CIPS' total capital requirements were provided from internal sources.

Common stock dividends paid for the twelve months ended September 30, 1996, resulted in a payout ratio of 96% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders equalled 52% of net cash provided by operating activities for the same period.

In connection with consummation of the merger contemplated by the Merger Agreement, it is expected that the Company will incur $10.3 million of transaction costs. Through September 30, 1996, these transaction costs totalled $6.7 million. The Company expects that these costs (which are not tax deductible) will approximate $2 million or 5 cents per share in 1996 and $3.8 million or 11 cents per share in 1997.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the nine-month periods ended September 30, 1996 and 1995 are as follows:

                                                 Nine Months Ended
                                                   September 30,
                                             _________________________
                                                  (in thousands)
The Company:                                    1996           1995
                                             _________      _________
  Common Shareholders' Equity

Net income                                   $ 68,518       $ 67,185
Common stock dividends paid                   (52,808)       (51,786)
Other                                             548            (85)
                                             ________       ________
  Change in Shareholders' Equity             $ 16,258       $ 15,314
                                             ========       ========

                                                 Nine Months Ended
                                                   September 30,
                                             _________________________
                                                  (in thousands)
CIPS:                                           1996           1995
                                             _________      _________
  Common Shareholder's Equity

Earnings for common stock                    $ 63,952       $ 63,824
Common stock dividends paid                   (50,250)       (52,500)
Other                                             103            (86)
                                             ________       ________
  Change in Shareholder's Equity             $ 13,805       $ 11,238
                                             ========       ========

OVERVIEW

The Company's earnings per share were $1.04 for the quarter ended September 30, 1996, compared to $1.22 per share earned during the same period in 1995. The decrease primarily reflects lower kilowatthour sales to residential and commercial customers due to milder weather in the 1996 period. The Company's earnings per share were $2.01 for the nine months ended September 30, 1996, compared to $1.97 per share earned during the same period in 1995. The increase reflects modestly higher sales to CIPS customers, market gains in non-utility investments and lower other operation and maintenance expenses in 1996. The 1995 expenses for the nine months include $.10 per share for the voluntary workforce reduction program recorded in February 1995.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months and nine month periods ended September 30, 1996 and 1995 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                Third Quarter     Nine Months Ended
                              Ended September 30,   September 30,
                              __________________  ___________________
                                1996      1995      1996      1995
                              ________  ________  ________  ________
CIPS
  Electric operating
   margin                     $138,162  $147,944  $336,086  $336,393
  Gas operating margin           7,857     7,471    35,508    34,089
  Other deductions and
   interest expenses          (111,059) (114,090) (304,847) (303,762)

  CIPS preferred stock
   dividends                      (931)     (957)   (2,795)   (2,896)
                              ________  ________  ________  ________
    Total earnings
     for common stock           34,029    40,368    63,952    63,824
                              ________  ________  ________  ________

NON-UTILITY
  Investment revenues            2,350     2,381     7,366     5,440
  Other deductions
   and expenses                   (961)   (1,018)   (2,800)   (2,079)
                              ________  ________  ________  ________
    Total non-utility
     net income                  1,389     1,363     4,566     3,361
                              ________  ________  ________  ________
Consolidated net income       $ 35,418  $ 41,731  $ 68,518  $ 67,185
                              ========  ========  ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months and nine months ended September 30, 1996, compared to the same periods in 1995 are presented below.

   The Company
                                 Net Income
                               (in thousands)          Earnings Per Share
                           ________________________  ________________________
                           Three Months Nine Months  Three Months Nine Months
                           ____________ ___________  ____________ ___________

     1996                    $35,418     $68,518        $1.04      $2.01
     1995                     41,731      67,185         1.22       1.97
                             _______     _______        _____      _____
     Increase (Decrease)     $(6,313)    $ 1,333        $(.18)     $ .04

     Percent
      Increase (Decrease)        (15)%         2%         (15)%        2%

   CIPS
                                        Earnings for Common Stock
                                             (in thousands)
                                        ___________________________
                                        Three Months   Nine Months
                                        ____________   ___________

     1996                                 $34,029       $63,952
     1995                                  40,368        63,824
                                          _______       _______
     Increase (Decrease)                  $(6,339)      $   128
                                          =======       =======
     Percent
      Increase (Decrease)                     (16)%           - %

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues declined 4% in the third quarter of 1996 compared to the third quarter of 1995 reflecting a decline in retail KWH sales due principally to milder weather conditions in 1996. KWH sales to residential and commercial customers decreased 13% and 4%, respectively, due to fewer cooling degree days in the third quarter of 1996. Industrial electric sales were slightly higher in the third quarter of 1996 compared to the same quarter in 1995. Power supply agreement revenues for the third quarter of 1996 were 1% below those of the third quarter of 1995 due to a decline in transportation revenues related to these agreements. Economy and emergency interchange sales increased 7% in the third quarter of 1996 over the same period in 1995 due to more favorable market conditions in the interchange marketplace. Sales to cooperatives and municipals declined in the third quarter of 1996 compared to the same quarter in 1995 due primarily to milder weather in 1996. One cooperative, Soyland Power Cooperative, with whom CIPS has a power supply agreement for up to 102 megawatts through 1999, is experiencing financial difficulties. These sales are recorded under Power Supply Agreements. As of September 30, 1996, Soyland was current in the payment of all of its obligations to CIPS.

Electric revenues increased 3% in the first nine months of 1996 compared to the same period of 1995 reflecting higher KWH sales due principally to weather conditions in 1996. KWH sales to retail customers increased 1%, while wholesale sales were up 2%. Power supply agreement revenues for the nine months ended September 30, 1996, were 3% above those of the same period in 1995 due to increased transportation revenues related to these agreements. Economy and emergency interchange sales increased 6% in the first nine months of 1996 over the same period in 1995 due to favorable market conditions in the interchange marketplace. Sales to cooperatives and municipals increased in the nine months ended September 30, 1996 compared to the same period in 1995 due primarily to favorable weather conditions in 1996.

The changes in electric revenue and KWH sales are shown below:

                                   CHANGES IN ELECTRIC REVENUE AND
                                         KILOWATTHOUR SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
                    ______________________________________    ___________________________________
                              Third Quarter                              Nine Months
                    ______________________________________    ___________________________________
                    Revenue      Rev %      KWH      KWH %    Revenue    Rev %     KWH      KWH %
                    ________     _____   _________   _____    _______    _____   _______    _____
Residential         $ (9,511)    (11)%    (113,858)  (13)%    $ (2,257)   (1)%     2,543      - %
Commercial            (1,112)     (2)      (26,395)   (4)        3,458     3      40,885      2
Industrial              (824)     (2)        2,375     -         1,045     1      24,269      1
Public Authorities
 and Other              (280)     (5)          776     2            43     -      (2,956)    (2)
                    ________               _______            ________           _______
  Total Retail      $(11,727)     (7)%    (137,102)   (6)%    $  2,289     1 %    64,741      1 %

Power Supply
 Agreements         $   (109)     (1)%     (78,877)  (16)%    $  1,354     3 %   (65,671)    (6)%
Interchange Sales
 (economy/emergency)   2,881      12        80,939     7        10,913    21     157,581      6
Cooperatives and
 Municipals             (265)     (4)       (8,866)   (6)          746     4       7,714      2
                    ________                _______           ________           _______
  Total Sales for
   Resale           $  2,507       5%       (6,804)    - %    $ 13,013    11 %    99,624      2 %
                    ________                _______           ________           _______
  Total             $ (9,220)     (4)%    (143,906)  (4) %    $ 15,302     3 %   164,365      2 %
                    ========               ========           ========           =======

Gas revenues increased 20% in the third quarter and 16% in the first nine months of 1996 compared to the same periods in 1995. This was primarily due to higher purchased gas costs which flow through to revenues through the Purchased Gas Adjustment Clause (PGA). In addition, colder weather in 1996 caused therm sales to increase in the weather sensitive classes where residential gas revenues improved 24% for the third quarter and 15% for the first nine months of 1996 compared to 1995 due to colder weather in 1996 and higher gas costs. The commercial and industrial gas revenue improved 28% and 16%, respectively, in the third quarter and 19% and 32% in the first nine months of 1996 over the same periods in 1995 due to both the increase in gas costs and to more customers buying from CIPS in 1996 rather than transporting their own gas. Gas transportation revenues declined 6% in the third quarter and 2% in the first nine months of 1996 reflecting the increase in customers buying gas from the CIPS system.

The changes in gas revenues and therm sales are shown below.

                               CHANGES IN GAS REVENUE AND THERM SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
               _______________________________________    _____________________________________
                             Third Quarter                            Nine Months
               _______________________________________    _____________________________________
               Revenue     Rev %     Therms    Therms     Revenue     Rev %    Therms    Therms
                                                 %                                         %
               ________    _____     ______    ______     ________    _____    ______    ______
Residential    $  1,816     24 %        761      8 %      $  8,385     15 %    15,245      16 %
Commercial          701     28          239      6           3,536     19       6,191      19
Industrial          266     16       (1,789)   (30)          1,908     32       2,992      16
Transportation     (100)    (6)     (10,018)   (28)           (101)    (2)    (11,237)    (11)
Miscellaneous         4     11            -      -              29     10           -       -
               ________              ______               ________             ______
  Total        $  2,687     20 %    (10,807)   (20)%      $ 13,757     16 %    13,191       5 %
               ========              ======               ========             ======

OPERATIONS
__________

Fuel for electric generation increased 10% in the third quarter and 15% in the first nine months of 1996 compared to the same periods in 1995. The increases correspond to increases in KWH generation of 6% and 12% respectively.

Purchased power costs declined 22% for the third quarter and 12% for the first nine months ended September 30, 1996 compared with the same periods in 1995 reflecting reduced purchases for native load and decreases in market purchases made for resale to interchange economy and emergency customers.

Gas costs increased 44% for the third quarter and 25% for the first nine months of 1996 when compared to the same periods in 1995 due to increased gas requirements for the CIPS system and because of a higher average cost per therm for purchased gas.

Other operation expenses increased 2% in the third quarter of 1996 compared to the same period in 1995 due to increases in customer accounting and collection expenses between periods. Other operation expenses declined 6% in the first nine months of 1996 compared to 1995 primarily due to a $5.8 million charge in February 1995 relating to the cost of a workforce reduction program.

Maintenance expenses declined 25% for the third quarter of 1996 and 8% for the first nine months of 1996 compared to the same periods of 1995 due primarily to the scheduled timing of power plant maintenance projects between periods.

Depreciation and amortization expense increased 3% in the third quarter and 4% for the first nine months of 1996 when compared to 1995 due to normal plant additions.

Taxes other than income taxes declined 4% in the third quarter and increased 1% in the first nine months of 1996 when compared to 1995 due to changes in revenue taxes which fluctuate according to sales. These revenue taxes are collected from customers in gas and electric revenues.

Other interest charges in the third quarter and the first nine months of 1996 includes an interest payment of $1.6 million in settlement of prior years income tax liability. Also contributing to the increase in other interest for 1996 compared to the same periods in 1995 is interest on short-term borrowings.

Miscellaneous, net is less favorable in both the third quarter and first nine months of 1996 compared to the same periods in 1995 due to merger-related expenses.

Significant changes in the balance sheet accounts at September 30, 1996 compared to balances at December 31, 1995 are:

Gas stored underground, at average cost, increased 45% during the first nine months due to normal summer replenishment of stored gas prior to the winter heating season.

Accounts payable declined 29% during the nine months principally due to lower payable balances in purchased gas, fuel and purchased power.

Other current liabilities increased 43% for the first nine months of 1996 due primarily to postretirement medical costs accrued monthly but not funded until year-end.

                        PART II.  OTHER INFORMATION


Item 5.  Other Information

  (1) Reference is made to the third full paragraph under Item 1. Business - Competition -- Electric Business on page 11 in the 1995 Form 10-K and to paragraph (2) under Item 5. Other Information in Part II on page 21 of the Second Quarter 1996 Form 10-Q for information regarding proposed "open access" programs filed with the Illinois commission by two neighboring electric utilities and the approval sought by CIPS. On March 18, 1996, CIPS filed a petition with the Illinois commission seeking authorization to participate in the approved experimental "open access" programs as a potential supplier. CIPS received approval from the Illinois commission on August 7, 1996.

  (2) Reference is made to the last paragraph under Item 1. Business - Employees on page 23 in the 1995 Form 10-K and to paragraph (3) under Item 5. Other Information in Part II on page 21 of the Second Quarter 1996 Form 10-Q for information regarding the workforce of CIPS, contracts with those employees represented by labor unions and labor negotiations. Management completed negotiations with IBEW-702, the labor union which represents approximately 900 employees, resulting in a new three-year contract ratified by union members to be effective through June 30, 1999.

  (3) AMEREN CORPORATION -- Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric Company.

          On August 11, 1995, CIPSCO and Union Electric Company ("UE") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at September 30, 1996 gives effect to the Merger as if it had occurred at September 30, 1996. The unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 1996 and 1995, and the twelve-month period ended September 30, 1996 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

          The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of trends for any twelve-month period.

          Also see Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                               BALANCE SHEET
                           AT SEPTEMBER 30, 1996
                          (Thousands of Dollars)


                                                          As Reported (Note 1)           Pro Forma
                                                      ___________________________      Adjustments       Pro Forma
                                                          UE             CIPSCO        (Notes 2, 9)       Combined
                                                      ___________      __________      ____________      ___________
ASSETS
Property and plant
  Electric                                            $ 8,580,945      $ 2,355,551        $ 374,452      $11,310,948
  Gas                                                     181,899          236,594                -          418,493
  Other                                                    35,959                -                -           35,959
                                                      ___________      ___________      ___________      ___________
                                                        8,798,803        2,592,145          374,452       11,765,400
  Less accumulated depreciation and amortization        3,633,370        1,184,008          265,107        5,082,485
                                                      ___________      ___________      ___________      ___________
                                                        5,165,433        1,408,137          109,345        6,682,915

  Construction work in progress:
    Nuclear fuel in process                               115,960                -                -          115,960
    Other                                                  64,990           61,546            3,922          130,458
                                                      ___________      ___________      ___________      ___________
         Total property and plant, net                  5,346,383        1,469,683          113,267        6,929,333
Regulatory assets:
  Deferred income taxes (Note 6)                          696,852           42,479                -          739,331
  Other                                                   181,855           12,505                -          194,360
                                                      ___________      ___________      ___________      ___________
         Total regulatory assets                          878,707           54,984                -          933,691
Other assets:
  Unamortized debt expense                                 10,721            2,925              608           14,254
  Nuclear decommissioning trust fund                       85,629                -                -           85,629
  Investments in nonregulated activities                        -          110,808                -          110,808
  Other                                                    28,272           34,881           (3,284)          59,869
                                                      ___________      ___________      ___________      ___________
         Total other assets                               124,622          148,614           (2,676)         270,560
Current assets:
  Cash and temporary investments                           19,427           13,074            9,886           42,387
  Accounts receivable, net                                248,862           54,274           16,816          319,952
  Unbilled revenue                                         57,595           19,669                -           77,264
  Materials and supplies, at average cost -
    Fossil fuel                                            67,205           48,442            9,087          124,734
    Other                                                  99,305           39,827            4,540          143,672
  Other                                                    39,312           46,025            3,243           88,580
                                                      ___________      ___________      ___________      ___________
         Total current assets                             531,706          221,311           43,572          796,589
                                                      ___________      ___________      ___________      ___________
Total Assets                                          $ 6,881,418      $ 1,894,592       $  154,163      $ 8,930,173
                                                      ===========      ===========      ===========      ===========

CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)                               $   510,619      $   356,812       $ (866,059)     $     1,372
  Other stockholders' equity (Note 2)                   1,896,212          310,978          866,059        3,073,249
                                                      ___________      ___________      ___________      ___________
         Total common stockholders' equity              2,406,831          667,790                -        3,074,621
  Preferred stock of subsidiary                           219,121           80,000                -          299,121
  Long-term debt                                        1,727,945          421,152          130,000        2,279,097
                                                      ___________      ___________      ___________      ___________
         Total capitalization                           4,353,897        1,168,942          130,000        5,652,839
Minority interest in consolidated subsidiary                    -                -            3,534            3,534
Accumulated deferred income taxes                       1,322,536          332,042           (6,810)       1,647,768
Accumulated deferred investment tax credits               161,886           49,722                -          211,608
Regulatory liability                                      206,991          109,421                -          316,412
Accumulated provision for nuclear decommissioning          87,302                -                -           87,302
Other deferred credits and liabilities                    152,517           33,210            4,753          190,480
Current liabilities:
  Current maturity of long-term debt                       76,490           58,000                -          134,490
  Short-term debt                                               -           53,991                -           53,991
  Accounts payable                                         73,082           42,851           16,951          132,884
  Wages payable                                            36,908           10,727                -           47,635
  Taxes accrued                                           238,882           12,700                8          251,590
  Interest accrued                                         53,154            8,785            2,864           64,803
  Other                                                   117,773           14,201            2,863          134,837
                                                      ___________      ___________      ___________      ___________
         Total current liabilities                        596,289          201,255           22,686          820,230
                                                      ___________      ___________      ___________      ___________
Total Capital and Liabilities                         $ 6,881,418      $ 1,894,592        $ 154,163      $ 8,930,173
                                                      ===========      ===========      ===========      ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial
Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                   NINE MONTHS ENDED SEPTEMBER 30, 1996
        (Thousands of Dollars Except Shares and Per Share Amounts)


                                                 UE               CIPSCO           Pro Forma
                                           (As Reported)       (As Reported)       Adjustments        Pro Forma
                                           (Notes 1,4,10)      (Notes 1,4,7)       (Notes 2,9)        Combined
                                            _____________       _____________      ____________      ____________
OPERATING REVENUES:
  Electric                                   $  1,716,061        $   560,188       $  130,034        $  2,406,283
  Gas                                              68,277            101,280                -             169,557
  Other                                               341              7,464              971               8,776
                                             ____________        ___________       __________        ____________
       Total operating revenues                 1,784,679            668,932          131,005           2,584,616

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                      387,038            205,023           68,671             660,732
    Gas Costs                                      42,455             60,227                -             102,682
    Other                                         279,714            107,486           13,322             400,522
                                             ____________        ___________       __________        ____________
                                                  709,207            372,736           81,993           1,163,936
  Maintenance                                     159,988             43,005           13,157             216,150
  Depreciation and amortization                   180,101             64,810           11,341             256,252
  Income taxes (Note 7)                           189,546             43,260            6,128             238,934
  Other taxes                                     166,463             43,505            1,503             211,471
                                             ____________        ___________       __________        ____________
       Total operating expenses                 1,405,305            567,316          114,122           2,086,743

OPERATING INCOME                                  379,374            101,616           16,883             497,873

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                    4,960                196                -               5,156
  Minority interest in consolidated
    subsidiary                                          -                  -           (3,760)             (3,760)
  Miscellaneous, net                                 (361)            (2,874)          (5,528)             (8,763)
                                             ____________        ___________       __________        ____________
       Total other income and deductions,
         net                                        4,599             (2,678)          (9,288)             (7,367)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                           383,973             98,938            7,595             490,506

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                        100,589             27,876            7,595             136,060
  Allowance for borrowed funds used during
    construction                                   (5,669)              (250)               -              (5,919)
  Preferred dividends of subsidiaries
   (Note 8)                                         9,936              2,794                -              12,730
                                             ____________        ___________       __________        ____________
    Net interest charges and preferred
      dividends                                   104,856             30,420            7,595             142,871

NET INCOME                                   $    279,117        $    68,518       $        -        $    347,635
                                             ============        ===========       ==========        ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)              $2.73              $2.01                                $2.53
                                                    =====              =====                                =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)    102,123,834         34,069,542        1,022,086         137,215,462
                                             ============        ===========       ==========        ============



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial
Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                   NINE MONTHS ENDED SEPTEMBER 30, 1995
        (Thousands of Dollars Except Shares and Per Share Amounts)


                                                     UE                CIPSCO            Pro Forma
                                                (As Reported)       (As Reported)       Adjustments          Pro Forma
                                                  (Note 1)         (Notes 1,3,7)        (Notes 2,9)          Combined
                                                _____________       _____________       ____________       ____________
OPERATING REVENUES:
  Electric                                      $  1,718,620        $   544,886         $ 115,808          $  2,379,314
  Gas                                                 60,480             87,523                 -               148,003
  Other                                                  318              5,860               244                 6,422
                                                ____________        ___________         __________         ____________
       Total operating revenues                    1,779,418            638,269           116,052             2,533,739
OPERATING EXPENSES:
  Operations
    Fuel and purchased power                         385,740            189,447            51,527               626,714
    Gas costs                                         35,051             48,322                 -                83,373
    Other                                            277,491            113,897            14,452               405,840
                                                ____________        ___________         __________         ____________
                                                     698,282            351,666            65,979             1,115,927
  Maintenance                                        163,342             46,690            14,038               224,070
  Depreciation and amortization                      174,369             62,280            11,866               248,515
  Income taxes (Note 7)                              188,492             41,826             6,208               236,526
  Other taxes                                        166,944             43,133             1,496               211,573
                                                ____________        ___________         __________         ____________
       Total operating expenses                    1,391,429            545,595            99,587             2,036,611

OPERATING INCOME                                     387,989             92,674            16,465               497,128

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                       4,758                600                 -                 5,358
  Minority interest in consolidated
   subsidiary                                              -                  -            (3,396)               (3,396)
  Miscellaneous, net                                  (8,772)             1,915            (5,153)              (12,010)
                                                ____________        ___________         __________         ____________
       Total other income and deductions,
         net                                          (4,014)             2,515            (8,549)              (10,048)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                              383,975             95,189             7,916               487,080

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                           101,770             25,157             7,916               134,843
  Allowance for borrowed funds used during
    construction                                      (4,661)               (49)                -                (4,710)
  Preferred dividends of subsidiaries
    (Note 8)                                           9,938              2,896                 -                12,834
                                                ____________        ___________         __________         ____________
    Net interest charges and preferred
      dividends                                      107,047             28,004             7,916               142,967

NET INCOME                                      $    276,928        $    67,185         $       -          $    344,113
                                                ============        ===========         ==========         ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                 $2.71              $1.97                                   $2.51
                                                       =====              =====                                   =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)       102,123,834         34,069,542          1,022,086          137,215,462
                                                ============        ===========         ==========         ============



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial
Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                  TWELVE MONTHS ENDED SEPTEMBER 30, 1996
        (Thousands of Dollars Except Shares and Per Share Amounts)


                                                     UE                    CIPSCO               Pro Forma
                                                (As Reported)           (As Reported)           Adjustments           Pro Forma
                                                (Notes 1,4,10)         (Notes 1,3,4,7)          (Notes 2,9)           Combined
                                                _____________          _______________          ____________          ____________
OPERATING REVENUES:
  Electric                                      $  2,151,551             $   718,785               $ 170,168          $  3,040,504
  Gas                                                 95,610                 143,363                       -               238,973
  Other                                                  464                  10,777                   1,081                12,322
                                                ____________             ___________            ____________          ____________
       Total operating revenues                    2,247,625                 872,925                 171,249             3,291,799

OPERATING EXPENSES:
  Operations
    Fuel and purchased power                         506,113                 263,801                  88,054               857,968
    Gas costs                                         58,655                  85,959                       -               144,614
    Other                                            370,093                 148,958                  18,018               537,069
                                                ____________             ___________            ____________          ____________
                                                     934,861                 498,718                 106,072             1,539,651
  Maintenance                                        218,255                  64,311                  17,060               299,626
  Depreciation and amortization                      238,969                  85,792                  15,222               339,983
  Income taxes (Note 7)                              210,595                  47,206                   7,778               265,579
  Other taxes                                        211,664                  56,985                   1,918               270,567
                                                ____________             ___________            ____________          ____________
       Total operating expenses                    1,814,344                 753,012                 148,050             2,715,406

OPERATING INCOME                                     433,281                 119,913                  23,199               576,393

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity funds used during
    construction                                       7,028                     486                       -                 7,514
  Minority interest in consolidated
    subsidiary                                             -                       -                  (4,921)               (4,921)
  Miscellaneous, net                                   2,430                  (7,088)                 (8,283)              (12,941)
                                                ____________             ___________             ____________         ____________
       Total other income and deductions,
         net                                           9,458                  (6,602)                (13,204)              (10,348)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS                              442,739                 113,311                   9,995               566,045

INTEREST CHARGES AND PREFERRED DIVIDENDS:
  Interest                                           133,559                  36,489                   9,995               180,043
  Allowance for borrowed funds used during
    construction                                      (7,114)                   (274)                      -                (7,388)
  Preferred dividends of subsidiaries
    (Note 8)                                          13,249                   3,748                       -                16,997
                                                ____________             ___________             ___________          ____________
    Net interest charges and preferred
      dividends                                      139,694                  39,963                   9,995               189,652

NET INCOME                                      $    303,045             $    73,348             $         -          $    376,393
                                                ============             ===========             ===========          ============

EARNINGS PER SHARE OF COMMON STOCK
 (BASED ON AVERAGE SHARES OUTSTANDING)                 $2.97                   $2.15                                         $2.74
                                                       =====                   =====                                         =====

AVERAGE COMMON SHARES OUTSTANDING (Note 2)       102,123,834              34,069,542               1,022,086           137,215,462
                                                ============             ===========             ===========          ============



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

3. Net income for the twelve months ended September 30, 1996 includes CIPSCO's pre-tax write-off of $5.7 million of system development expenses. Net income for the nine months ended September 30, 1995 includes CIPSCO's pre-tax charges of $5.8 million for a voluntary separation program.

4. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately
   $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.).
   None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the nine months and twelve months ended September 30, 1996 included merger-related costs of $5.3 million, net of income taxes, for Union Electric and $4.5 million and $9.3 million, net of income taxes, for CIPSCO, respectively.
   Net income for the nine months ended September 30, 1995 included merger-related costs of $9.0 million, net of income taxes, for Union Electric.

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

10.Net income for the nine months ended September 30, 1995 includes a credit to Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $30 million. Net income for the nine and twelve months ended September 30, 1996 includes credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $45 million.

Item 6.  Exhibits and Reports on Form 8-K

  (A)    Exhibits:

    Exhibit 10 Amendment No. 2 to Form of Excess Benefit Plan (Filed electronically)

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

                               CIPSCO Incorporated




Date:  November 14, 1996        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                              (Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Central Illinois Public Service Company




Date:  November 14, 1996        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                             (Principal Accounting Officer)

                          CIPSCO INCORPORATED AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996




Exhibit No.              Description
___________              ___________

   Exhibit 10       Amendment No. 2 to Form of Excess Benefit Plan

   Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes for CIPS.

   Exhibit 27.1     Financial Data Schedule for CIPSCO

   Exhibit 27.2     Financial Data Schedule for CIPS