Form 10-K
period 1996-12-31
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1997-03-11
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                 FORM 10-K


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996
                                    OR

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

     Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value at February 1, 1997 of the voting stock held by non-affiliates of CIPSCO Incorporated (CIPSCO) - $1,225,131,400 - Common Stock, without par value. Number of shares outstanding of each of CIPSCO's classes of common stock at February 1, 1997: 34,069,542 shares of Common Stock, without par value.

     Aggregate market value at February 1, 1997 of the voting stock held by non-affiliates of Central Illinois Public Service Company (CIPS) - $20,124,700 - Cumulative Preferred Stock (par value $100 per share) [Note:
Excludes value of 400,000 shares of Cumulative Preferred Stock for which CIPS has been unable to determine market value.] Number of shares outstanding of each of CIPS' classes of common stock at February 1, 1997:
25,452,373 shares of Common Stock, without par value (all owned by CIPSCO).

                   Documents Incorporated By Reference:

     A portion of CIPSCO's Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

     A portion of CIPS' Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

===========================================================================

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                       1996 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS



                                  PART I
                                                                       PAGE
Item 1.   Business
             CIPSCO Incorporated and its Subsidiaries  . . . . . .       5
               General . . . . . . . . . . . . . . . . . . . . . .       5
               Merger. . . . . . . . . . . . . . . . . . . . . . .       5
             Non-Utility Subsidiary - CIPSCO Investment Company  .       6
               General . . . . . . . . . . . . . . . . . . . . . .       6
             Utility Subsidiary - Central Illinois Public
                Service Company. . . . . . . . . . . . . . . . . .       6
               General . . . . . . . . . . . . . . . . . . . . . .       6
               Revenues. . . . . . . . . . . . . . . . . . . . . .       7
               Competition -- General. . . . . . . . . . . . . . .       9
               Competition -- Electric Business. . . . . . . . . .       9
               Competition -- Gas Business . . . . . . . . . . . .      12
               Utility Industry. . . . . . . . . . . . . . . . . .      12
               Construction Program and Financing. . . . . . . . .      12
               Rate Matters. . . . . . . . . . . . . . . . . . . .      14
               Electric Operations . . . . . . . . . . . . . . . .      15
               Electric Power Sales/Participation Agreements . . .      16
               Gas Operations. . . . . . . . . . . . . . . . . . .      17
               Fuel. . . . . . . . . . . . . . . . . . . . . . . .      18
               Regulation. . . . . . . . . . . . . . . . . . . . .      19
               Environmental Matters . . . . . . . . . . . . . . .      19
               Employees . . . . . . . . . . . . . . . . . . . . .      21
               Cautionary Factors. . . . . . . . . . . . . . . . .      22
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .      22
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .      23
Item 4.   Submission of Matters to a Vote of Security Holders  . .      23
          Executive Officers of the Registrants  . . . . . . . . .      24

                                  PART II

Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . .     26
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . .     27
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . .     28
Item 8.   Financial Statements and Supplementary Data . . . . . . .     38
          CIPSCO Consolidated Financial Statements. . . . . . . . .     38
          Report of Independent Public Accountants. . . . . . . . .     42
          Notes to Consolidated Financial Statements. . . . . . . .     43
          CIPS Financial Statements . . . . . . . . . . . . . . . .     64
          Report of Independent Public Accountants. . . . . . . . .     68
          Notes to Financial Statements . . . . . . . . . . . . . .     69
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . .     75

                            PART III

Item 10.  Directors and Executive Officers of the Registrants . . .     75
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . .     76
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . .     76
Item 13.  Certain Relationships and Related Transactions. . . . . .     77

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . .     77
          Signatures. . . . . . . . . . . . . . . . . . . . . . . .     90
          Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .     92


  Note: Information included herein which relates solely to CIPSCO Incorporated is provided solely by CIPSCO Incorporated and not by Central Illinois Public Service Company and shall be deemed not included in the Annual Report on Form 10-K of Central Illinois Public Service Company.



                                  PART I



Item 1.   Business

                 CIPSCO INCORPORATED AND ITS SUBSIDIARIES

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

     The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS, CIC and on amounts earned by CIPSCO on its other investments.

     MERGER. On August 11, 1995, CIPSCO entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination (the "merger") with Union Electric Company ("UE"), of St. Louis, Missouri subject to approval of CIPSCO and UE shareholders and various regulatory approvals. Pursuant to the Merger Agreement, a new holding company - Ameren Corporation ("Ameren") - will become the parent of CIPS, UE and the other direct subsidiaries of CIPSCO. Ameren will be a registered holding company under the Holding Company Act. When the merger is completed, each outstanding share of common stock of CIPSCO will be converted into 1.03 shares of Ameren common stock and each outstanding share of common stock of UE will be converted into one share of Ameren common stock. The transaction is expected to be tax-free to shareholders for federal income tax purposes and to be accounted for as a "pooling of interests." Shareholders of both companies approved the Merger Agreement on December 20, 1995. Following certain regulatory approvals, the merger is expected to be effective by the end of 1997.

     On February 21, 1997, the Missouri Public Service Commission entered a final order approving the merger. Under this order, UE will continue its alternative regulation plan through 2001 providing for sharing of earnings resulting from, among other things, merger related savings. The order approves recovery of the merger-related expenses (but not the merger premium) over a 10 year period. The order requires UE to take steps to participate in or form an Independent System Operator to control operation, pricing and planning of its transmission system.

     On March 3, 1997, the Illinois Commerce Commission (the "Illinois commission") expanded the scope of issues to be considered in reopened proceedings on the merger which were ordered in January, 1997. The additional issues relate to treatment of affiliate transactions and preservation of the Illinois commission's jurisdiction in such matters in light of federal regulation of CIPS as part of a registered public utility holding company system.

     Hearings at the Federal Energy Regulatory Commission ("FERC") on the merger have concluded and the administrative law judge's proposed order is expected by April 30, 1997.

     Additional information relation to the merger can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations - Merger and in Notes 2 and 3 of the Notes to Consolidated Financial Statements included under Item 8 of this report.


     UE serves about 1,140,000 electric customers and 123,000 gas customers in Missouri and Illinois. At December 31, 1996 it had assets of $6.9 billion. For 1996, UE had electric revenues of about $2.2 billion, gas revenues of $99 million and net income of $291.6 million. Further information concerning UE is contained in its Annual Report on Form 10-K for the year ended December 31, 1996 and other reports to be filed with the Securities and Exchange Commission. See "Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric" contained under Item 14 of this report for selected historical and unaudited pro forma combined condensed financial information of CIPSCO and UE.

           NON-REGULATED SUBSIDIARY - CIPSCO INVESTMENT COMPANY

     GENERAL. CIPSCO Investment Company (CIC), an Illinois corporation and the non-regulated subsidiary of CIPSCO, was incorporated on October 2, 1990. CIC was formed for the purpose of managing non-regulated investments and providing investment management services to CIPSCO and its affiliates. CIC's investment portfolio principally includes common stocks, mutual funds, hedged preferred and common stocks, equity interests in lease transactions and energy related projects. Investments are held in the four subsidiaries of CIC: CIPSCO Securities Company, CIPSCO Leasing Company, CIPSCO Energy Company and CIPSCO Venture Company. CIPSCO Securities
Company invests in marketable securities, CIPSCO Leasing Company makes long-term investments in leveraged lease transactions, CIPSCO Energy Company makes investments in energy-related projects and CIPSCO Venture Company makes investments within the CIPS utility service territory.

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

     CIPS furnishes electric service to about 322,000 retail customers in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. See Business - Electric Operations and - Electric Power Sales/Participation Agreements regarding certain electric power arrangements with other utility systems.

     CIPS also furnishes natural gas service to about 169,000 retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas and provides gas transportation service to about 425 end-users. CIPS furnishes both electric and natural gas service in 236 of the communities served by it.

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

     REVENUES. The total operating revenues of CIPS for the year 1996 were $886,186,000 of which about 82% was derived from the sale of electricity and about 18% from the sale of natural gas. The retail electric revenues were derived approximately as follows (percentage of total electric operating revenue): 31% from residential customers, 26% from commercial customers, 16% from industrial customers and 3% from public authorities and other. The electric revenues from sales for resale were derived approximately as follows (percentage of total electric operating revenue):
10% from power supply agreements, 11% from interchange sales (economy/emergency) and 3% from full requirements service for cooperatives and municipal customers. The natural gas revenues for the year 1996 were derived approximately as follows: 65% from residential customers, 23% from commercial customers, 7% from industrial customers and 5% from transportation service customers and miscellaneous.

     The sources of the operating revenues of CIPS for the years indicated were as follows:

          Electric                                  1996      1995      1994
                                                         (in thousands)

Residential . . . . . . . . . . . . . . .         $229,865  $230,103  $213,377
Commercial. . . . . . . . . . . . . . . .          186,836   180,831   178,723
Industrial. . . . . . . . . . . . . . . .          117,113   116,030   118,917
Public authorities and other. . . . . . .           20,028    19,828    13,799
                                                  --------  --------  --------
    Total retail revenues . . . . . . . .          553,842   546,792   524,816

Power supply agreements . . . . . . . . .           71,142    70,333    78,613
Interchange sales (economy/emergency) . .           82,399    64,188    71,779
Cooperatives and municipals . . . . . . .           23,451    22,196    22,250
                                                  --------  --------  --------
   Total sales for resale . . . . . . . .          176,992   156,717   172,642

   Total electric operating revenues. . .         $730,834  $703,509  $697,458
                                                  ========  ========  ========

         Natural Gas                                1996      1995      1994
                                                         (in thousands)

Residential . . . . . . . . . . . . . . .         $101,378  $ 85,202  $ 86,919
Commercial. . . . . . . . . . . . . . . .           35,039    28,234    30,577
Industrial. . . . . . . . . . . . . . . .           11,152     8,464    12,897
Transportation service. . . . . . . . . .            7,373     7,335     7,586
Miscellaneous . . . . . . . . . . . . . .              410       375       445
                                                  --------  --------  --------
  Total gas operating revenues. . . . . .         $155,352  $129,610  $138,424
                                                  ========  ========  ========

     The portions of operating income of CIPS, before income taxes, attributable to electric operations were approximately $148,407,000 (90%) in 1996, $137,379,000 (92%) in 1995 and $147,070,000 (93%) in 1994. The
portions of operating income, before income taxes, attributable to gas operations were approximately $15,817,000 (10%) in 1996, $12,192,000 (8%)
in 1995, and $11,528,000 (7%) in 1994.


     Identifiable assets relating to electric and gas operations were as follows:

                                             1996        1995          1994
                                                     (in thousands)

Electric operations . . . . . . . . . .  $1,505,767    $1,495,433  $1,469,601
Gas operations. . . . . . . . . . . . .     203,901       181,677     176,788
Other . . . . . . . . . . . . . . . . .      43,650        37,695      32,261
                                         ----------    ----------  ----------
  Total assets. . . . . . . . . . . . .  $1,753,318    $1,714,805  $1,678,650
                                         ==========     ========== ==========


     COMPETITION -- ELECTRIC BUSINESS. Competition is increasing in the electric utility business. A description of some of the competitive factors, including state and federal restructuring efforts, and the potential impact of such matters on the Company and CIPS, are described in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations - Regulation and Competition. Future regulatory, legislative, technological and economic changes can be expected to further increase competition in wholesale as well as retail markets.

     During 1996, CIPS had generating capacity sales agreements with other utility systems which represented approximately 520 megawatts or 18% of CIPS' total generating capacity. This reflects a reduction of 115 megawatts as a result of a scheduled contract reduction in 1995. Other agreements expire at various dates over the next several years. (See Business - Utility
Subsidiary - Central Illinois Public Service Company - Electric Power Sales/Participation Agreements.) Although most of the contracts extend to the period 2007 to 2014, contracts representing about $17 million in annual revenues expire in 1999. When such contacts expire, CIPS may not be able to sell the available capacity or energy at the margins provided under the existing contracts. In addition to such wholesale power sales contracts, CIPS also has long-term transmission service agreements with certain customers.
There are proceedings underway before the FERC regarding open access transmission tariffs for CIPS (to be applicable prior to the proposed merger with UE) and CIPS and UE, jointly (to be applicable after the proposed merger). CIPS' open access transmission tariffs to be effective before and after the proposed merger are expected to offer transmission at rates lower than those reflected in certain existing long-term transmission agreements. Certain customers under these long-term transmission agreements have attempted to challenge such agreements (and one such challenge is still pending) before FERC on the basis that the rates under these agreements are higher than those to be available under the open access tariffs. CIPS believes that its existing wholesale power sales agreements and transmission service agreements are just and reasonable and should not be altered by FERC.

     Competition in the interchange sales market (economy and emergency power), which is based primarily on price and availability of energy, has become much more intense in recent years. Approximately 11 percent of total electric operating revenues for 1996 were derived from interchange sales.

     In 1996, two Illinois electric utilities received approval from the Illinois commission for experimental "open access" programs which would provide certain customers within the authorized service area of each such utility the opportunity to obtain electric power from a supplier other than such utility. These pilot programs differ from the regulatory reform process (as described under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations - Regulation and Competition) in that they are temporary in nature and are approved under the existing Illinois Public Utilities Act. CIPS is monitoring the progress of both programs.


     The competitive pressures on CIPS' wholesale and retail business referred to above and in Management's Discussion could have a negative impact on revenues and earnings. In response to these pressures, CIPS is working closely with its wholesale, industrial and other customers to find mutually beneficial solutions to the challenges brought about by competition. CIPS initiated a new marketing function in 1995 and the Company and CIPS have taken a number of other steps in recent years to prepare for increasing competition and to reduce costs and increase sales in light of the factors outlined above and other circumstances. For example, CIPS has renegotiated several major coal supply contracts (see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations - Coal Contract Restructuring), instituted a business process re-engineering program and reduced its workforce through attrition and a voluntary separation program to reduce costs. Finally, the Company has entered into the Merger Agreement with UE to form a strategic alliance to enhance the Company's competitive positions. Certain of these initiatives are described further below.

     In order to assess the various opportunities emerging in the electric and natural gas energy marketplace and to implement strategies which take advantage of those opportunities, effective January 1, 1995, CIPS established a new marketing function. The efforts of this new function are being directed at product and service development programs, customer retention and economic development. As a result of the marketing efforts emphasized during the past two years, CIPS has introduced consumer products related to lighting and home safety, provided added customer service options and technical energy and industrial process service assistance.

     The CIPS economic development program has been expanded in recent years to include new customer and community development initiatives. Additional services to customers have included energy technology assistance and market development programs. CIPS works in partnership with communities throughout the service area to implement projects to respond to growth opportunities. This, in combination with the ongoing business development initiatives including industrial site location assistance, community profiles technical development services, and innovative industrial building design programs, is designed to maximize economic development throughout the CIPS territory.

     In January 1985, CIPS first received approval from the Illinois commission for an economic development rate. The rate is designed to encourage industrial expansion and stimulate job creation in the service territory of CIPS. Under the economic development rate, each qualifying electric customer receives lower incentive rates for incremental load for a maximum period of five years. In June 1986, CIPS received further approval which grants flexibility to renegotiate agreements to fit the specific needs of certain industrial prospects. The Illinois commission granted CIPS approval to offer qualifying customers the economic development rate through January 1, 2000. Since the rate was instituted in 1985, about 207 new or existing business expansions have led to the creation of over 11,475 new jobs in the CIPS service territory. In addition, on July 10, 1995, CIPS filed a tariff rider with the Illinois commission applicable to existing electric service customers billed on certain commercial and industrial rates. This rider allows CIPS to negotiate contractual rates with customers at rates equal to or greater than the incremental costs of serving that customer. Such contracts are intended for customers having the potential to utilize an energy source other than CIPS' electric service and/or where the total or partial loss of customer load is imminent. This will allow CIPS to maintain a positive contribution to fixed costs and avoid permanent loss of revenue.

     On August 7, 1996, the Company's new systemwide call center at Pawnee, Illinois became operational. The new facility will enable CIPS to provide better customer services regarding billing, credit, energy services and other matters.

     In addition to a general program of controlling costs, in 1987 CIPS initiated a major program of renegotiating long-term coal supply contracts.
A major coal contract restructuring was completed early in 1997. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations - Coal Contract Restructuring). CIPS continues to evaluate opportunities to initiate further renegotiation efforts. This program has helped and will continue to help CIPS control its fuel costs.

     During 1996, CIPS continued its "business process re-engineering" program focusing on two major areas: field operations (including general office departments directly supporting field operations) and power generation (including general office departments directly supporting the power stations). Multi-disciplined teams were formed in early 1995 to study each of these areas, with the objective of significantly reducing costs, improving customer satisfaction, and achieving the Company's strategic goals. A pilot program in each area was initiated to confirm the effectiveness of various recommendations submitted by the teams. The field operations pilot program began in October 1995. A regional office concept in field operations replaces the division-based organizational structure whereby separate area and district offices reported to one of three division offices. At the power stations, a work area maintenance concept was initiated as a pilot program at the Meredosia Power Station in January, 1996. The Meredosia pilot program has been extended with the mutual consent of plant management and employees represented by International
Union of Operating Engineers Local 148. Similarly, in January, 1997, the work area maintenance concept was initiated for a trial period of up to one year at the Coffeen Power Station. Further implementation of changes in these areas will occur in 1997.

     Early in 1995, CIPS instituted a voluntary separation program. Under the program, eligible employees could leave CIPS and receive a package of benefits. Of the employees eligible to participate, 151 accepted the offer.


     COMPETITION -- GAS BUSINESS. Competition in the natural gas industry is increasing. For a number of years, CIPS customers have had the ability to purchase natural gas from producers or other suppliers and transport that gas through the interstate pipelines and the CIPS system. CIPS collects a rate for transportation through its system. Policies of the FERC have increased the competitive nature of the gas business. In certain cases customers have the ability to receive their gas supply directly from pipelines and bypass the CIPS system. Illinois utilities, under special rate provisions authorized by the Illinois commission, are authorized to negotiate special contractual sales arrangements with their larger natural gas customers as a means of retaining such customers. CIPS has negotiated or is currently negotiating with a number of its larger industrial gas customers regarding flexible rates to address the more competitive environment in which CIPS is operating. While CIPS has had to provide lower rates to retain some customers, CIPS has used this same flexibility to obtain some new loads.

     UTILITY INDUSTRY. CIPS is experiencing some of the problems common to electric and gas utility companies, namely, increased competition for customers, increased construction costs, delays and uncertainties in the regulatory process and costs of compliance with environmental and other laws and regulations.

     CONSTRUCTION PROGRAM AND FINANCING. Total construction expenditures for CIPS for 1997 through 2001 are estimated at $482 million. For 1997, anticipated construction expenditures are $113 million for replacements and improvements and consist of about $51 million for electric production facilities, $11 million for electric transmission facilities, $42 million for electric distribution and general facilities, and $9 million for gas utility facilities. The projected 5-year amounts include up to $28 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990. Capital requirements for the 1997-2001 period are expected to be met primarily through internally generated funds. In addition to funds required to refinance maturing short-term and long-term borrowings, external financing requirements are expected to total about $175 million for the 1997-2001 period which include amounts for projected construction expenditures and a coal contract restructuring payment. Such financing could consist of capital from the parent, the issuance of short-term debt, long-term debt or preferred stock, or any combination of the four. In addition, refinancings to lower the costs of capital also may occur, depending on market conditions. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements and - Forward Looking Statements and -- Consolidated Results of Operations - Clean Air Act and - Coal Contract Restructuring.)

     CIPS continuously reviews its construction program, which may be affected by numerous factors, including availability and cost of capital, the rate of load growth, escalation of construction costs, Clean Air Act compliance strategies, changes in governmental and environmental regulations, customers' patterns of consumption and conservation of energy and the adequacy of rate relief. Load growth projections are subject to a number of uncertainties due to various influences on customer consumption, economic conditions and the effect of rates on consumption and peak load demand.


     CIPS has no electric generating units under construction. On June 30, 1995, CIPS filed its current "least cost resource" plan with the Illinois commission. The plan includes the 20-year generating unit plan of the utility. As demonstrated by the plan, CIPS is not expected to require additional generating capacity or demand-side resources during the 1996-2016 planning period. Pursuant to the plan, CIPS will engage in several demand-side management activities intended to enhance its capability to deliver demand-side management resources in the future. Following consummation of the merger, CIPS and UE will each re-examine the timing of additional electric generation resources.

     For a discussion of the funds requirements for the period 1997-2001 and the assumptions as to the sources of funds to meet those requirements, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements.

     CIPS has filed shelf registration statements with the Securities and Exchange Commission, covering up to $200 million of first mortgage bonds and medium-term notes. CIPS currently has authority from the Illinois commission to issue or incur up to $200 million of first mortgage bonds, medium-term notes and bank borrowings outstanding at any time through December 31, 1998. Pursuant to this authority, in February 1997 CIPS entered into long-term credit facilities with banks providing for up to $75 million of borrowings. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company -- Capital and Financing Requirements.

     The issuance by CIPS of first mortgage bonds, medium-term notes and/or other secured debt securities, common stock, preferred stock and certain unsecured debt securities is subject to the receipt of necessary regulatory approvals. See Business - Utility Subsidiary - Central Illinois Public Service Company - Regulation.

     The Mortgage Indenture of CIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of CIPS (determined after deducting income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. At December 31, 1996, the more restrictive of these requirements was the "net earnings" test. The "net earnings" of CIPS for the year ended December 31, 1996, so computed, were equal to 5.63 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 1996. Based on the "net earnings" of CIPS (so computed) for the year ended December 31, 1996, and the bonds outstanding under the Mortgage Indenture at December 31, 1996, CIPS could have issued about $480 million of additional first mortgage bonds under the foregoing interest coverage provision (assuming an annual interest rate of 7.75% on such bonds).


     The Articles of Incorporation of CIPS provide, in effect, that so long as any CIPS preferred stock is outstanding, CIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of CIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or
(b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of CIPS. For the year ended December 31, 1996, the "gross income available for interest" of CIPS equalled 3.13 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 1996. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 6.50%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles.

     RATE MATTERS. The most recent CIPS retail rate case before the Illinois commission resulted in electric and natural gas rate increases which became effective March 20, 1992. In its decision, the Illinois commission allowed a return on net original cost rate base of 9.77% (electric) and 9.88% (natural gas) reflecting a return on common equity of 12.28% (electric) and 12.50% (natural gas).

     In April 1993, CIPS began recovering amounts under environmental adjustment clause riders for the cleanup and restoration of former manufactured gas plant sites (environmental remediation sites). A total of $2.9 million was collected from customers through December 31, 1993 under the riders and no amounts have been collected since January 1994. The Illinois commission has initiated reconciliation proceedings to determine whether the costs incurred by CIPS for environmental remediation activities in 1993, 1994 and 1995 were prudently incurred costs and whether revenues collected under the riders can be reconciled with the level of prudent costs properly incurred for environmental remediation activities. The Illinois commission can order refunds to customers if it determines that costs incurred for environmental remediation activities were not prudently incurred or revenues collected under the riders were in excess of costs properly recoverable under the riders. Management believes that any costs properly incurred in connection with the sites that are not recovered from others will be recovered through the environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. See Note 4 to Consolidated Financial Statements.

     The Illinois commission conducts annual proceedings to determine whether the electric fuel and purchased gas charges collected by CIPS in each year pursuant to the applicable fuel adjustment and purchased gas adjustment clauses reflect the actual costs of electric fuel and natural gas prudently purchased in that year and to reconcile revenues collected under the clauses during the year with actual costs incurred. The Illinois commission can order refunds to customers if it determines that actual costs of fuel or purchased gas were less than the amounts charged to customers pursuant to the clauses or if it finds that CIPS was imprudent in its purchases of fuel or gas. The Illinois commission has completed its review of fuel adjustment and purchased gas adjustment charges for all years prior to 1994. No significant refunds or adjustments were required for those years. Fuel reconciliation proceedings for the years 1994 through 1996 are pending. The 1994 fuel reconciliation proceeding has been marked heard and taken by the Illinois commission. (See Business - Utility Subsidiary - Central Illinois Public Service Company - Fuel.)

     The most recent general rate increase of CIPS approved by the FERC became effective in 1984. There are currently no rate increase proceedings pending at the FERC, and CIPS has no plans for any such rate increase filings. All of CIPS' requirements sales to cooperatives and municipals for resale are through negotiated service agreements.

     As a result of the retail rate increase granted to CIPS in 1992 referred to above, a corresponding rate adjustment was granted by the FERC for certain customers who purchase power from CIPS for resale. This rate adjustment was provided for in the service agreements between CIPS and these customers.

     ELECTRIC OPERATIONS. Since 1977 CIPS has been a net off-system seller of electricity and during 1996 it generated 130% of its system requirements.

     The maximum gross system load to date on the CIPS electrical system, on a one-hour integrated basis, occurred on August 14, 1995, and was 2,319,000 kilowatts. Gross system load includes sales to electric cooperative and municipal customers (but excludes emergency and interchange sales). The 1996 maximum gross system load of 2,283,000 kilowatts was 1.6% less than the historical maximum gross system load of 2,319,000 which occurred in 1995.

     CIPS, Illinois Power Company and UE are parties to an Interconnection Agreement providing for the coordination and interconnected operation of their respective electric systems and the interchange of power and energy at rates and under conditions set forth therein, including the maintenance by the parties of minimum reserve capacity positions. The Agreement provides that CIPS will maintain a minimum 15% system reserve capacity. CIPS, Illinois Power and Union Electric are parties to an Interconnection Agreement with Tennessee Valley Authority (TVA) providing for the interconnection of the TVA system with the systems of the three companies to exchange economy and emergency power and for other working arrangements.

     In addition, CIPS has interconnection agreements with various other neighboring utilities, including Central Illinois Light Company,
Commonwealth Edison Company, Indiana Michigan Power Company, Public Service Company of Indiana, Inc., IES Utilities, Inc. and Northern Indiana Public Service Company. These agreements provide for various interchanges, emergency services and other working arrangements.


     CIPS owns 20%, (Union Electric owns 40% and two other utilities own the remaining 40%) of the common stock of Electric Energy, Inc. (EEI). The owners, including CIPS, are entitled to receive from EEI varying amounts of power. Electric Energy, Inc. owns and operates a 1,015,000 kilowatt coal-fired power station located in Joppa, Illinois.

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

                                                1996
                                                Peak         Contract
                                               Demand       Expiration
Contract                                     (Megawatts)       Date

Norris Electric Cooperative. . . . . .           60 MW         2007
City of Newton . . . . . . . . . . . .            8 MW         1999
Village of Greenup . . . . . . . . . .            3 MW         1999
Mt. Carmel Public Utility Co.  . . . .           41 MW         2001


     Since 1990, CIPS has entered into three successive agreements with Central Illinois Light Company ("CILCO") to sell to CILCO, Limited Term Power. These agreements provide for contract delivery periods and amounts as shown in the following table:

                                                    Contract
                             Delivery                Amount
                              Period                   (MW)

                      June 1994 - May 1996. . . .      70
                      June 1996 - May 1997. . . .      80
                      June 1997 - May 1998. . . .      90
                      June 1998 - May 2002. . . .     150
                      June 2002 - May 2009. . . .      50

     In addition, CIPS sells electric power to three power pooling agencies through negotiated capacity participation agreements identified in the following table. These agencies include Soyland Power Cooperative (Soyland), Illinois Municipal Electric Agency (IMEA) and Wabash Valley Power Association (WVPA).
                                              Maximum
                                             Capability      Contract
                                             Entitlement    Expiration
Contract                                     (Megawatts)       Date

Soyland. . . . . . . . . . . . . . . .         103 MW          1999
IMEA . . . . . . . . . . . . . . . . .         122 MW          2014
WVPA . . . . . . . . . . . . . . . . .          65 MW          2011

(See Business - Utility Subsidiary - Central Illinois Public Service Company - Competition -- Electric Business above.)

     GAS OPERATIONS. CIPS distributes and sells natural gas to 267 incorporated and unincorporated communities located in 41 counties of central and southern Illinois. The CIPS service territory is predominantly made up of small towns and rural areas. Of the communities served, only 5 have populations greater than 15,000. Customer density on the CIPS gas system is approximately 37 customers per mile of main.

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

     CIPS owns and operates four underground storage fields which provide a total peak day capacity of 34,500 thousand cubic feet per day (mcf/day). CIPS also operates one propane-air peak shaving facility which has a peak day capacity rating of 10,000 mcf/day.

     The peak day firm demand recorded by CIPS in 1996 was 302,550 mcf which was reached on February 2, 1996. This demand level is 5.2% less than the all-time peak demand of 319,033 mcf which occurred on December 24, 1983. During 1996, the CIPS throughput (total of sales and transportation) was 39.2 billion cubic feet (bcf) compared to 37.2 bcf experienced in 1995, the year of highest historical throughput prior to 1996. In 1996, CIPS transported 13.4 bcf of customer-owned gas which represented 34% of the total system throughput. Volumes of customer-owned gas transported in 1995 and 1994 were 14.5 bcf and 12.0 bcf, respectively. The average cost per mcf of natural gas purchased from all suppliers was about $3.53 in 1996, $3.04 in 1995 and $3.41 in 1994.

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

     CIPS maintains a diversified portfolio of gas supply, transportation, leased storage and no-notice service contracts to reliably serve its gas customers. In addition, CIPS' owned storage and propane-air facilities provide additional reliability and flexibility to meet peak day and peak season requirements. In recent years CIPS has made investments to construct additional pipeline interconnections, increase CIPS owned storage capacity, improve reliability of existing storage facilities, modernize propane-air facilities and improve data acquisition capabilities. At the same time CIPS has reorganized and enhanced its gas supply planning and procurement functions.

     FUEL. Over 99% of the net kilowatthour generation of CIPS in 1996 was provided by coal-fired generating units and the remainder by an oil-fired unit.

     The average costs of fuel consumed by CIPS, per ton and per million Btu, for the periods shown were as follows:

                                        1996      1995      1994

Per ton ($) . . . . . . . . . . . .     36.16     37.69     35.44
Per million Btu ($) . . . . . . . .      1.71      1.76      1.65

     In 1996, approximately 20.1% of the coal purchased for electric generation was purchased on a spot basis at average delivered costs of $26.11 per ton and $1.19 per million Btu.

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

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements and - Consolidated Results of Operations - Clean Air Act and - Coal Contract Restructuring.

     REGULATION. CIPS is subject to regulation by the Illinois commission as to rates, accounting practices, issuance of certain securities and in other respects as provided by Illinois law. The Illinois commission may consider alternatives to rate-of-return regulation. Further deregulation and open access proposals are being made in the Illinois General Assembly. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations - Regulation and Competition. The Electric Supplier Act of Illinois permits utilities and electric cooperatives to delineate their respective service areas, subject to the approval of the Illinois commission, and gives the Illinois commission power to determine, pursuant to guidelines provided in the Act, whether a prospective electric customer will be furnished service by a public utility or by a cooperative.

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

     Under the Clean Air Act Amendments each utility must have sufficient emission allowances, which are granted by the USEPA, to cover the amount of sulfur dioxide to be emitted each year from its generating stations. Any emission allowances in excess of a utility's needs for a year can be retained by it for future use or sold. CIPS' current compliance strategy relies on fuel-switching to lower sulfur coals supplemented with the purchases of emission allowances. CIPS believes an adequate supply of emission allowances will be available at a reasonable price for the foreseeable future. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations - Clean Air Act and - Coal Contract Restructuring.)

     USEPA has proposed revisions to the National Ambient Air Quality Standards for ozone and particulate matter which may result in the USEPA seeking additional reductions of sulfur dioxide and nitrogen oxide emissions from coal fired boilers. Because of the magnitude of these additional reductions, substantial costs could be incurred to meet future compliance obligations for CIPS' coal fired boilers. The proposed revisions are expected to be finalized in 1997. The revisions would be effective some time after the effective date of the Phase II acid rain control provisions of the Clean Air Act Amendments.

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

     On August 2, 1996, the Company received notice that the Illinois Attorney General had filed a complaint with the Board alleging various violations of wastewater discharge permit conditions at the Hutsonville Power Station. The allegations had been the subject of prior pre-enforcement conference letters. The complaint seeks monetary penalties and the award of attorney fees. The Company, the Agency, and the Attorney General are continuing to work on a plan to resolve these issues. While the Company cannot predict the final outcome of this matter, it does not believe that the final resolution will have a material adverse effect on financial position, results of operations or liquidity of the Company.

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

     On January 16, 1997, the Agency issued CIPS a notice of violation concerning an incident at the Newton Power Station. On September 9, 1996, a truck driver delivering sodium hydroxide mistakenly unloaded the caustic material into an acid storage tank. When the two chemicals mixed, a violent reaction occurred and the ensuing explosion discharged acid and caustic material into the environment. The Agency is seeking a thorough site investigation followed up by appropriate remedial actions. The site has been extensively cleaned up. The Company believes that sole responsibility for this incident rests with the trucking company and will vigorously defend any further action by the Agency.

     See the subcaption "Environmental Remediation Costs" under Note 4 of the Notes to Consolidated Financial Statements, included under Item 8 of this report, for information relating to costs incurred and to be incurred in connection with the remediation of certain sites where gas had been manufactured from coal and which contain potentially harmful materials.

     EMPLOYEES. The businesses of CIPSCO and CIC are conducted through the use of employees of CIPS, and CIPSCO and CIC reimburse CIPS for the cost of using those employees.

     The composition of the work force of CIPS at the payroll period nearest year-end 1996 and 1995 was as follows:

                                             Number of Employees
Employee Group                               1996           1995

Salaried. . . . . . . . . . . . . . . . .      980          1,053
IBEW - 702. . . . . . . . . . . . . . . .      877            922
IUOE - 148. . . . . . . . . . . . . . . .      454            453
                                             -----          -----
Total . . . . . . . . . . . . . . . . . .    2,311          2,428
                                             =====          =====

     Contracts with IBEW - 702 and IUOE - 148 extend through June 30, 1999. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations -- Labor Issues and Note 4 of the Notes to Consolidated Financial Statements under the subcaption "Labor Issues" included under Item 8. Financial Statements and Supplementary Data for a discussion of matters involving those employees represented by labor unions.

     CAUTIONARY FACTORS. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning forward looking statements made in this Form 10-K. All statements made herein which are not historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. In addition to those forward looking statements and cautionary factors referred to in Management's Discussion and Analysis, forward looking statements included in this Form 10-K include those relating to:

  1.  The expected effective date of the merger with UE;

  2. The expected contribution of a major portion of CIPSCO's assets and earnings coming from CIPS;

  3.  The expected changes leading to increased competition;

  4.  CIPS' ability to make additional sales when existing contracts expire;

  5. CIPS' belief that existing wholesale power sales agreements and transmission agreements are just and reasonable and should not be altered by FERC;

  6. Estimated construction ependitures, sources of funds and financing requirements;

  7. The expected recovery of environmental remediation expenses through rates;

  8.  The expected availability of fuel supplies and emmission allowances;

  9. The anticipated outcome of identified environmental proceedings and litigation.

All such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management. In addition to any assumptions and other factors referred to specifically in connection with such forward looking statements, factors that could cause the Company's or CIPS' actual results to differ materially from those contemplated in any forward looking statements include, among others, those identified in Exhibit 99.03 hereto, which is incorporated herein by reference.

Item 2.   Properties.

     Currently, CIPSCO and CIC principally conduct their business through the use of the properties of CIPS. CIPSCO has no other material properties.

     The electric generating facilities of CIPS consist of the following:

                                                             Estimated
                                                            1997 Summer
                                               Year         Capability
Station and Unit                   Fuel      Installed         (KW)

Newton
  Unit 1 . . . . . . . . .         Coal        1977            555,000
  Unit 2 . . . . . . . . .         Coal        1982            555,000
Coffeen
  Unit 1 . . . . . . . . .         Coal        1965            340,000
  Unit 2 . . . . . . . . .         Coal        1972            560,000
Grand Tower
  Unit 3 . . . . . . . . .         Coal        1951             82,000
  Unit 4 . . . . . . . . .         Coal        1958            104,000
Hutsonville
  Unit 3 . . . . . . . . .         Coal        1953             76,000
  Unit 4 . . . . . . . . .         Coal        1954             77,000
  Diesel Unit. . . . . . .         Oil         1968              3,000
Meredosia
  Unit 1 . . . . . . . . .         Coal        1948             62,000
  Unit 2 . . . . . . . . .         Coal        1949             62,000
  Unit 3 . . . . . . . . .         Coal        1960            215,000
  Unit 4 . . . . . . . . .         Oil         1975            168,000
                                                             ---------
     Total . . . . . . . .                                   2,859,000
                                                             =========


     All of the generating stations are located in Illinois on land owned in fee by CIPS.

     At December 31, 1996, CIPS owned 13,051 pole miles of overhead electric lines and 997 miles of underground electric lines. At that date, CIPS also owned 4,620 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands.

     Substantially all of the permanent fixed utility property of CIPS is subject to the lien of the Mortgage Indenture securing CIPS first mortgage bonds.

Item 3.   Legal Proceedings.

     CIPSCO is not involved in any material legal proceedings.

     With regard to CIPS, on December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County,
Illinois against CIPS and several other defendants. The complaint seeks unspecified monetary damages and alleges that, as a result of exposure to carcinogens contained in coal tar at the CIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma." The plaintiffs in this complaint are the plaintiffs who on October 5, 1995 voluntarily dismissed claims in a similar complaint in the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois.
On April 17, 1996, the Seventh Judicial Circuit Court, Sangamon County, Illinois granted approval of the petition by CIPS requesting transfer of this case to the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. CIPS will vigorously defend the action and believes it has meritorious defenses. Management believes that final disposition of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

     Reference is made to the caption "Coal Contract Restructuring" under
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 of Notes to Consolidated Financial Statements for a discussion of the order of the Illinois commission approving a coal contract restructuring, including recovery through the automatic fuel adjustment clause ("FAC"), over a period estimated to be 72 months, of a $70 million restructuring charge and associated carrying costs. On February 28, 1997, a group of industrial customers who had intervened in the proceeding before the Illinois commission filed an appeal of the order with the Illinois Third District Appellate Court. The industrial customers have asked the court to reverse or remand that portion of the order authorizing CIPS to recover the restructuring charge through the FAC. If the customers were ultimately to prevail, CIPS would be required to cease FAC recovery of the restructuring charge, and could be required to refund any portion of the restructuring charge that had been collected through the FAC. Any such refund would most likely occur in the form of a credit in future FAC calculations. In such an event, CIPS could initiate a rate filing seeking new base rates designed to recover the restructuring charge. The outcome of any such rate filing cannot be predicted. Although CIPS believes the Illinois commission's order in this matter is lawful and proper and will vigorously defend its position that the Illlinois commission order be upheld as entered, it cannot predict the outcome of this matter.

     See Item 1. Business - Utility Subsidiary - Central Illinois Public Service Company - Rate Matters, - Gas Operations and - Environmental
Matters with respect to certain matters involving CIPS. See also Item 1. Business - CIPSCO Incorporated and its Subsidiaries - Merger and Notes 3 and 4 of Notes to Consolidated Financial Statements included under Item 8 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of either CIPSCO or CIPS during the three months ended December 31, 1996.


Executive Officers of CIPSCO (ages at December 31, 1996).

Name                     Age       Positions Held

C. L. Greenwalt          63        President and Chief Executive Officer
                                   of CIPSCO* and CIPS, and Chairman of
                                   the Board of CIC

G. L. Rainwater          50        Executive Vice President of CIPSCO and CIPS

W. A. Koertner           47        Vice President, Secretary and Chief
                                   Financial Officer of CIPSCO; Vice
                                   President Finance and Secretary of
                                   CIPS; President and Chief Executive
                                   Officer of CIC

F. J. Kinsinger          57        Controller and Chief Accounting Officer of
                                   CIPSCO and CIPS and Controller of CIC

R. C. Porter             40        Treasurer and Assistant Secretary of
                                   CIPSCO, and CIPS; Vice President, Chief
                                   Financial Officer, Treasurer and
                                   Secretary of CIC
______________________
*    Mr. Greenwalt is a director of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of CIPSCO's Board of Directors after the next annual election of Directors, scheduled to be held on April 23, 1997. There is no family relationship between any executive officer and any other executive officer or any director.

     Each of the officers named above has been employed by CIPSCO and/or CIPS for more than the past five years in various executive capacities except as noted below.

Executive Officers of CIPS (ages at December 31, 1996).

Name                Age       Positions Held

C.   L. Greenwalt   63        President and Chief Executive Officer*
G. L. Rainwater     50        Executive Vice President*
W. A. Koertner      47        Vice President Finance and Secretary*
C. D. Nelson        43        Vice President Corporate Services
J. T. Birkett       59        Vice President Power Generation
D. R. Patterson     60        Vice President Regional Operations
G. W. Moorman       53        Vice President Regional Operations
F. J. Kinsinger     57        Controller (Principal Accounting Officer)*
R. C. Porter        40        Treasurer and Assistant Secretary*
______________________
*    Mr. Greenwalt is a director of CIPS and is also an officer and
director of CIPSCO.  Mr. Rainwater, Mr. Koertner, Mr. Kinsinger and   Mr.
Porter are also officers of CIPSCO.


     The present term of office of the above executive officers extends to the first meeting of the Board of Directors of CIPS after the next annual election of Directors, scheduled to be held on April 23, 1997. There is no family relationship between any executive officer and any other executive officer or any director.

     All of the officers named above have been employed by CIPS in their present positions for more than the past five years except as indicated below:

     Mr. Rainwater began his employment with UE on September 1, 1979 in the Distribution Engineering Department. After having served in various capacities in the Corporate Planning Department at UE, Mr. Rainwater became General Manager of that department on July 1, 1988. On July 1, 1993, Mr. Rainwater was named Vice President Corporate Planning at UE and he served in that capacity through January 10, 1997 after which he began employment in the position of Executive Vice President of CIPSCO and CIPS effective January 13, 1997.

     Mr. Koertner served as Vice President Financial Services from August 1, 1989 to April 1, 1993, and as Vice President Corporate Services from April 1, 1993 to July 1, 1995 when he was named Vice President Finance and Secretary.

     Mr. Nelson served as Treasurer and Assistant Secretary from August 1, 1989 to December 3, 1996 when he was named Vice President Corporate Services. Mr. Nelson also served as Treasurer, Assistant Secretary and Assistant Controller of CIPSCO Incorporated from April 1, 1993 to December 3, 1996.

     Mr. Birkett served as Manager of Purchasing and Stores from March 1, 1985 to July 1, 1995 when he was named Vice President Power Generation.

     Mr. Patterson served as Western Division Manager from March 1, 1985 to July 1, 1995, and as Vice President Corporate Services from July 1, 1995 to October 1, 1996 when he was named Vice President Regional Operations.

     Mr. Moorman served as Vice President Power Supply from June 1, 1988 to October 1, 1996 when he was named Vice President Regional Operations.

     Mr. Kinsinger served as Assistant Controller in the Accounting Department from December 12, 1977 to June 4, 1996 when he was named Controller.

     Mr. Porter served as Revenue Contracts Supervisor in the Accounting Department from January 18, 1990 to March 18, 1992 and as Assistant Secretary in the Treasury Department from March 18, 1992 to July 31, 1995, at which time he was also named Assistant Treasurer, until August 1, 1995. Since August 1, 1995 he has served as Vice President, Chief Financial Officer, Treasurer and Secretary of CIC and was assigned the additional duties of Treasurer and Assistant Secretary of CIPS and CIPSCO on December 3, 1996.


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

                                             Quarter

1996                           First    Second     Third    Fourth

Price Range
High                          $41 1/4   $38 5/8   $38 1/2   $38 1/4
Low                            37 1/8    35 7/8    34 7/8    34 7/8
Close                          38 5/8    38 5/8    35 5/8    36

Cash dividends
declared (cents)              $   .51   $   .52   $   .52   $   .52
                              =======   =======   =======   =======

1995                           First    Second     Third    Fourth

Price Range
High                          $29 1/2   $30 3/4   $34 1/2   $39
Low                            27        28 1/2    28 3/4    34 3/8
Close                          28 5/8    29 7/8    34 3/8    39

Cash dividends
declared (cents)              $   .50   $   .51   $   .51   $   .51
                              =======   =======   =======   =======

     The number of CIPSCO common shareholders of record as of December 31, 1996, was 35,658.

     The market price for CIPSCO Common Stock increased in the third and fourth quarter of 1995 partially in response to the announcement of the Merger Agreement with UE. See Item 1. Business - CIPSCO Incorporated and its Subsidiaries - Merger. Consummation of the merger is subject to the receipt of all necessary regulatory approvals.

                                   CIPS

     All the common stock of CIPS, 25,452,373 shares, is owned by CIPSCO and is not publicly traded. The following table sets forth the cash distributions on common stock paid to CIPSCO by CIPS and CIC:

                            1996                    1995
                       CIPS       CIC           CIPS     CIC
                                (in thousands)
   First Quarter     $16,500    $    -        $17,500   $   -
   Second Quarter     17,500         -         17,500       -
   Third Quarter      16,250         -         17,500       -
   Fourth Quarter     12,700     5,000         18,500       -

                           DIVIDEND RESTRICTIONS

     CIPSCO and CIPS are subject to restrictions on the use of retained earnings for cash dividends on common stock as described in Note 8 of Notes to Consolidated Financial Statements included under Item 8 of this report. The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS, CIC, and on amounts earned by CIPSCO on its other investments.

Item 6.   Selected Financial Data.

                                  CIPSCO

For the Years Ended
December 31,            1996        1995         1994        1993       1992
                               (in thousands, except per share data)
Operating Revenues  $  896,715  $  842,262  $  844,615  $  844,760  $  739,877
Operating Income       173,009     156,742     165,345     170,735     142,986
Net Income              80,057      72,015      83,954      85,498      72,499
Earnings per common
  share                   2.35        2.11        2.46        2.51        2.13
Dividends declared
  per common share        2.07        2.03        1.99        1.95        1.91

As of December 31,

Total Assets        $1,871,656  $1,827,911  $1,777,357  $1,757,750  $1,725,456
Long-Term Debt         421,227     478,926     474,619     494,323     503,700

                                   CIPS

For the Years Ended
December 31,            1996        1995        1994        1993        1992
                                           (in thousands)
Operating Revenues  $  886,186  $ 833,119  $  835,882  $  834,556  $  729,402
Operating Income       116,531    106,029     110,678     113,651      97,372
Net Income              77,393     70,631      81,913      84,011      72,601
Preferred Stock
 Dividends               3,721      3,850       3,510       3,718       4,549
Earnings for Common
  Stock                 73,672     66,781      78,403      80,293      68,052
Common Stock Dividends  62,950     71,000      68,600      33,500*          -*

As of December 31,

Total Assets        $1,753,318  $1,714,805  $1,678,650  $1,668,462  $1,645,059
Long-Term Debt         421,228     478,926     474,619     494,323     503,700

* Reflects the repurchase of common shares of CIPS.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

     CIPSCO Incorporated (CIPSCO or the Company) is a holding company incorporated under the laws of Illinois. Its principal subsidiary is Central Illinois Public Service Company (CIPS), an electric and natural gas utility. Another subsidiary, CIPSCO Investment Company (CIC), has subsidiaries engaged in non-regulated investing activities. Material changes in the consolidated financial condition and results of operations are primarily attributable to CIPS operations, except where noted.

Merger

On August 11, 1995, CIPSCO entered into an Agreement and Plan of Merger providing for a business combination (the merger) with Union Electric Company (UE) of St. Louis, Missouri, subject to the approval of shareholders of both companies and various regulatory agencies. As a result of the merger, a newly formed holding company - Ameren Corporation (Ameren) - will become the parent of CIPS, UE, and CIC. The merged entity is expected to realize $644 million in net savings over 10 years from combining certain operations of the two companies and is expected to adopt UE's dividend payment level, currently $2.54 per share. Shareholders of both companies approved the merger agreement on December 20, 1995. Following regulatory approvals, the merger is expected to be effective by the end of 1997. (See Notes 2 and 3 to Consolidated Financial Statements.)


CIPSCO Incorporated

The fundamental financial position of CIPSCO and its subsidiaries remained strong in 1996. CIPSCO's business activities are conducted by CIPS and CIC. A discussion of the financial condition of CIPS and CIC follows below.
     The total number of shares of common stock authorized under CIPSCO's articles of incorporation is 100 million. At year-end 1996, a total of 34,069,542 shares of common stock was outstanding, which was unchanged from 1995. No underwritten offerings of common stock are planned.
     Dividends paid to common stock shareholders during 1996 resulted in payout ratios of 88 percent of consolidated earnings and 41 percent of net cash provided by operating activities.
     CIPSCO is authorized to issue 4.6 million shares of preferred stock, none of which has been issued. There are no constraints in the CIPSCO articles of incorporation as to the amount of debt which may be issued.
     At year-end 1996 CIPSCO had $0.9 million of temporary investments and no debt outstanding.

CIPSCO Investment Company

At year-end 1996 there were $117 million of non-regulated investments managed by CIC and its subsidiaries.
     One subsidiary, CIPSCO Securities Company, manages marketable securities. At year-end 1996 it had $51 million invested in hedged portfolios of preferred and common stocks and other marketable securities.
     A second subsidiary, CIPSCO Leasing Company, invests in long-term leveraged lease transactions. At year-end 1996 it had $34 million invested in leased assets consisting of real estate and equipment.
     A third subsidiary, CIPSCO Energy Company, seeks energy-related investment opportunities. At year-end 1996 it had $28 million invested in leases, or interests in leases, of combustion turbine generating units and an interest in a partnership which owns a power sales agreement.
     A fourth subsidiary, CIPSCO Venture Company, invests primarily within the CIPS service territory. At year-end 1996 it had less than $1 million invested in real estate.
     At year-end 1996 CIC had $3 million of temporary investments and no short-term borrowings.


Central Illinois Public Service Company

FINANCIAL CONDITION. The utility's financial position remained fundamentally strong during 1996. Neither CIPSCO nor CIPS has had to raise additional capital through the sale of common stock to the general public since 1980.
     The long-range financial objectives for CIPS' capital structure are:
a debt ratio of no more than 45 percent, a common equity ratio of no less than 45 percent, and a preferred equity ratio of no more than 10 percent. At December 31, 1996, the capitalization at CIPS consisted of 39 percent long-term debt, 54 percent common equity and 7 percent preferred stock.
     At year end, 25,452,373 shares of CIPS common stock were outstanding, all of which were held by CIPSCO.

CAPITAL AND FINANCING REQUIREMENTS. Construction expenditures were $106 million in 1996. Of that amount, $93 million and $13 million related to improvements and replacements to the electric and natural gas systems, respectively. For the 12 months ended December 31, 1996, 95 percent of CIPS' total capital requirements was provided from internal sources.
     Construction expenditures are expected to be about $113 million in 1997. Of that amount, $104 million is scheduled for electric facilities, while gas system expenditures are estimated at $9 million.
     For the five-year period 1997-2001, construction expenditures are estimated at $482 million. This is $25 million less than was spent in the preceding five years. The projected five-year amounts include up to $28 million for environmental compliance, including compliance with the Clean Air Act Amendments of 1990.
     Capital requirements for the 1997-2001 period are expected to be met primarily through internally generated funds. In addition to funds required to refinance maturing short-term and long-term borrowings, external financing requirements are expected to total about $175 million for the 1997-2001 period which include amounts for projected construction expenditures and a coal contract restructuring payment. Such financing could consist of capital from the parent, the issuance of short-term debt, long-term debt or preferred stock, or any combination of the four. In addition, refinancings to lower the costs of capital also may occur, depending on market conditions.
     CIPS currently has authority from the Illinois Commerce Commission (Illinois commission) to issue or incur up to $200 million of first mortgage bonds, medium-term notes and bank borrowings through December 31, 1998. Registration statements covering $200 million of first mortgage bonds and medium-term notes have been filed with the Securities and Exchange Commission.
     Capital and financing requirements may be affected by such factors as the coal contract restructuring, availability and cost of capital, load growth, changes in construction expenditures, changes in Clean Air Act compliance strategies, regulatory and legislative developments, changes in environmental regulations and other governmental activities.


FINANCING FLEXIBILITY AND LIQUIDITY. The utility's ability to finance its construction program and to provide for other capital needs at reasonable cost is dependent upon its ability to earn a fair return on capital. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit. Flexibility also is provided by the parent corporation which is capable of providing additional capital if circumstances warrant. Securities issued by the utility are subject to regulatory approvals.
     The utility's mortgage indenture limits the amount of first mortgage bonds which may be issued. At December 31, 1996, CIPS could have issued about $480 million of additional first mortgage bonds under the indenture, assuming an annual interest rate of 7.75 percent.
     CIPS' articles of incorporation limit amounts of preferred stock which may be issued. Assuming a preferred dividend rate of 6.50 percent, the utility could have issued all $185 million of authorized but unissued preferred stock as of year-end.
     At year-end 1996 CIPS had no temporary investments and $58 million of short-term borrowings.

                    CONSOLIDATED RESULTS OF OPERATIONS

EARNINGS. Net income and earnings per share improved by 11 percent in 1996 to $80.1 million and $2.35, respectively, following declines of 14 percent in 1995. The return on average common equity for 1996 was 12.2 percent compared with 11.1 percent in 1995 and 13.1 percent in 1994.
     The improvement in net income, earnings per share and return on average common equity in 1996 is a result of increased sales, lower maintenance costs and fewer unusual costs in 1996 than 1995.
Merger-related expenses reduced earnings 15 cents per common share in 1996. Costs related to a workforce reduction, merger-related expenses, and the write off of certain system development costs reduced earnings 34 cents per common share in 1995.

INVESTMENT REVENUES. Investment revenues are comprised of income from temporary investments, long-term marketable securities, leveraged leases and partnership income. Investment revenues increased 15 percent in 1996 due principally to gains on marketable securities. Investment revenues increased in 1995 due to additional investments and increased earnings from marketable securities.

ELECTRIC OPERATIONS. Electric kilowatthour sales increased 5 percent in 1996 primarily due to an increase in interchange sales. Cooling degree days were 11 percent lower than in 1995 and 7 percent lower than average. However, heating degree days were 6 percent above 1995, and 8 percent above average.
     Total electric kilowatthour sales declined 2 percent in 1995 due principally to a decline in wholesale kilowatthour sales and discontinued sales to two industrial customers who ceased operations. A capacity participation agreement with one of CIPS' wholesale customers called for a 115-megawatt reduction for the customer starting in 1995. This reduced wholesale power supply participation revenues for CIPS by $8.7 million.


     The electric margins for the three years ended December 31, were:

ELECTRIC MARGIN                         1996      1995      1994
(millions of dollars)

Electric revenues                       $731      $704      $697
Less:  Revenue taxes                     (25)      (25)      (24)
       Fuel                             (221)     (189)     (196)
       Purchased power                   (53)      (59)      (55)

Electric margin                         $432      $431      $422
                                        ====      ====      ====

     The 1996 electric margin was favorably impacted by colder weather early in the year which increased sales to residential and commercial customers and a 14 percent increase in interchange sales to other utilities and brokers. The 1995 electric margin improved primarily because warmer weather during July and August increased residential and commercial sales and provided opportunities for interchange sales. Fuel costs were $1.71 per million Btu in 1996, $1.76 in 1995 and $1.65 in 1994. Purchased power amounts fluctuated between years according to system requirements and sales opportunities.

GAS OPERATIONS. Therms sold and transported increased 5 percent in 1996 due principally to colder weather. Heating degree days for 1996 were 6 percent higher than in 1995 and 8 percent above average.

     The gas margins for the three years ended December 31, were:

GAS MARGIN                              1996      1995      1994
(millions of dollars)

Gas revenues                            $155      $130      $138
Less:  Revenue taxes                      (7)       (7)       (7)
       Gas costs                         (96)      (74)      (85)

Gas margin                              $ 52      $ 49      $ 46
                                        ====      ====      ====

     The 1995 gas margin was favorably impacted by colder weather as evidenced by a 6 percent increase in heating degree days from the prior year. Gas costs fluctuated according to system requirements in each year. The average price paid for gas from suppliers increased nearly five cents per therm in 1996 and decreased more than three and one-half cents per therm in 1995.

OPERATING EXPENSES. Other operation expenses declined 6 percent in 1996. The decline results from unusual costs in 1995 which included $5.8 million related to a voluntary separation program and $5.7 million related to write offs of system development costs. Other operation expenses increased 11 percent in 1995 over 1994 primarily due to these costs.


     The following table shows other operation expenses for the years ended December 31, adjusted for unusual costs.

OTHER OPERATION EXPENSES                     1996      1995      1994
(millions of dollars)

Other operation                              $147      $155      $140
  Voluntary separation                          -        (6)        -
  Write off of system costs                     -        (6)        -
  Merger-related system costs                  (2)        -         -

Other operation, adjusted                    $145      $143      $140
                                             ====      ====      ====

     Maintenance expense changes between years are due to normal planning and scheduling of major power plant maintenance outages.
     Depreciation and amortization expense increases primarily are related to property additions.
     Income taxes reflect the changes in pre-tax income between years. Taxes other than income taxes change primarily in relation to changes in retail revenues.
     Miscellaneous, net, reflects $2.0 million of merger transaction costs (not tax deductible) and $2.9 million of merger transition costs in 1996. Miscellaneous, net, reflects $4.7 million of merger transaction costs (not tax deductible) in 1995.

CHANGES IN CONSOLIDATED BALANCE SHEET ACCOUNTS. Significant changes in the balance sheet accounts at December 31, 1996, compared to balances at December 31, 1995 are: fuel for electric generation declined 49 percent during 1996 due to increased burn of coal inventories resulting primarily from higher electric sales; gas stored underground increased 37 percent due to both higher gas prices and greater net volumes of gas injected into storage; regulatory assets increased due to undepreciated plant costs plus cost of removal being reflected as a regulatory asset attributable to the retirement of the Newton Unit 1 scrubber, and increases in recoverable costs for environmental remediation; other liabilities increased due to inclusion of scrubber removal costs and increases in recoverable costs for environmental remediation.

CLEAN AIR ACT. In 1996, CIPS adopted a revised compliance strategy to meet the requirements of the Clean Air Act Amendments of 1990. The new strategy relies primarily on switching to a lower sulfur coal at its generating units rather than increased scrubbing and use of higher sulfur coal at its Newton Unit 1. The estimated capital costs of compliance are included in the CIPS five-year construction forecast.

COAL CONTRACT RESTRUCTURING. In June 1996, CIPS and a major coal supplier for the Newton and Grand Tower power stations signed a letter of intent calling for a restructuring of their existing long-term contract. Under the restructuring, CIPS paid the supplier a $70 million restructuring charge plus interest from November 1, 1996 to the payment date on February 13, 1997; will be able to purchase low-sulfur, out-of-state coal at market prices through the supplier (in substitution for the high-sulfur Illinois coal CIPS was obligated to purchase under the original contract); and received options for future purchases of low-sulfur, out-of-state coal from the supplier in 1997 through 1999 at set negotiated prices.


     By switching to low-sulfur coal, CIPS will be able to discontinue operating the Newton Unit 1 scrubber. The benefits of the restructuring include lower-cost coal; avoidance of significant capital expenditures to renovate the scrubber; and elimination of scrubber operating and maintenance costs (offset by scrubber retirement expenses). The net benefits of the restructuring are expected to exceed $100 million over the next 10 years. In December 1996, the Illinois commission entered an order approving the switch to out-of-state coal, recovery of the restructuring charge plus associated carrying costs through the fuel adjustment clause over six years, and continued recovery in rates of the undepreciated scrubber investment plus costs of removal. The order approving the restructuring will be subject to appeal through mid-March 1997. Any such appeal would likely result in lengthy further proceedings. (See Note 4 to Consolidated Financial Statements.)

REGULATION AND COMPETITION. The electric utility industry is becoming more competitive due to market forces and a changing regulatory and legislative environment. To maintain market position in this environment and to take advantage of opportunities presented through increased competition, CIPS may from time to time consider and implement various business strategies, including the restructuring of its wholesale and retail business operations. Increased competition has reduced margins on certain wholesale and retail electricity and gas sales and further reductions can be expected in the future.
     Large gas and electric customers often have the ability to choose alternative energy supplies. Deregulation will bring choice to additional customers. To the extent CIPS is unable to reduce costs, increase efficiency and attract new sales, these competitive pressures could negatively affect future revenues and earnings.
     On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889. Citing a goal of enhancing competition in the wholesale market for generation sales, Order 888 requires transmission-owning utilities, such as CIPS, to provide transmission access and service to others in a manner similar and comparable to that which the utility has by virtue of transmission ownership. Order 888 implements the provisions of the National Energy Policy Act of 1992 which were designed to promote competition in the wholesale and generation segments of the electric utility industry.
     CIPS has filed an open access transmission tariff in compliance with Order 888. In addition, CIPS and UE have filed tariffs covering the combined system to be effective upon completion of the merger.
     Order 889 sets forth the standards of conduct and information requirements that must be put in place and observed by transmission-owning public utilities doing business under the open access rule. These include establishment by each utility of an open access, same-time information system, or OASIS. This system will provide information, on a real-time basis, needed by the utility's customers to apply for and obtain transmission service. Using OASIS, the utility must obtain transmission service for its own use in the same manner its customers will obtain such service. This will help mitigate market power through control of transmission facilities. CIPS is implementing the requirements of Order 889.
     Additional changes in federal energy policy leading to further deregulation can be expected. Deregulation efforts also are increasing at the state level.


     In July 1995, legislation was passed authorizing the Illinois commission, after hearings, to approve a public utility's petition to operate under alternative forms of regulation. The Illinois commission can now consider, on a trial basis, alternatives to rate-of-return regulation which could reward or penalize utilities based on performance. CIPS plans to make an alternative regulation filing after completing the merger with UE, to establish a mechanism for sharing merger-related and other savings between ratepayers and shareholders.
     On November 18, 1996, the Illinois Coalition for Responsible Electricity Choice, which includes CIPS, most other Illinois utilities, business and consumer groups, submitted a retail competition proposal to the Illinois State Legislative Reference Bureau. The proposal contemplates a phase-in of direct access beginning in the year 2000 and continuing until 2005 for all retail customers. Other deregulation proposals urge faster transition to full deregulation and certain groups are urging adoption of federal legislation that would mandate nationwide retail open access.
     Although the final design and impact of federal and state regulatory policies and legislation relating to wholesale and retail wheeling are not known, CIPS is actively planning its transition to a competitive environment.
     Deregulation also could force utilities to change accounting methods. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation," applies to regulated entities whose rates are designed to recover costs of providing service to customers through the ratemaking process. CIPS periodically reviews the criteria of SFAS No. 71 to ensure that continuing application is appropriate. Changes in regulation or in the competitive environment for regulated services could cause CIPS to no longer be eligible to apply SFAS No. 71 to established regulatory assets and liabilities. CIPS has evaluated the possibility that SFAS No. 71 would no longer apply to it, along with various factors and conditions that are expected to impact future cost recovery, and currently believes that its net regulatory assets are probable of future recovery. (See Note 3 to Consolidated Financial Statements.)

ENVIRONMENTAL REMEDIATION COSTS. CIPS has identified 13 former manufactured gas plant sites which may contain potentially harmful materials. In 1990, one site was added to the United States Environmental Protection Agency Superfund list. The utility is implementing an approved long-term remedial plan for the site.
     Since 1987, the costs related to studies and remediation at these sites, associated legal and litigation expenses and certain carrying charges are being accrued and deferred rather than expensed currently.
This is being done pending recovery of these expenses from rates, insurance carriers, other parties or a combination of these.
     Management believes that costs properly incurred in connection with the sites that are not recovered from others will be recovered through environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. (See Note 4 to Consolidated Financial Statements.)


LABOR ISSUES. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have filed unfair labor practice charges with the National Labor Relations Board
(NLRB) relating to the legality of the 1993 lockout by CIPS. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $16 million. An administrative law judge of the NLRB has ruled that the lockout was unlawful. On July 23, 1996, the Company appealed to the NLRB. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. CIPS successfully negotiated renewed contracts with both unions in 1996 which extend through June 30, 1999. (See Note 4 to Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS. This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under Management's Discussion and Analysis relating to (i) the timing of regulatory approvals and consummation of the merger with UE, (ii) the long-range financial objectives for the capital structure of CIPS, (iii) amounts of future construction expenditures, sources of funds to meet capital requirements and financing requirements, (iv) anticipated benefits of the coal contract restructuring, (v) levels of capital and operating costs needed to comply with environmental requirements, (vi) the anticipated impact of competitive conditions and deregulation on revenues, earnings and margins, (vii) the anticipated recovery of manufactured gas plant site cleanup costs and associated legal and litigation expenses through environmental rate riders and (viii) anticipated results of the NLRB proceedings regarding the legality of the lockout of union employees by CIPS. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to any assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the speed and the nature of increased competition and deregulation in the electric and gas utility industry, (ii) economic or weather conditions affecting future sales and margins, (iii) changing energy prices, (iv) availability and cost of capital, (v) unanticipated or adverse decisions in regulatory proceedings or litigation, (vi) changes in laws and other governmental actions, and (vii) other matters detailed from time to time in the Company's or CIPS' reports filed with the Securities and Exchange Commission. Customer usage of electricity and natural gas varies with weather conditions, general business conditions, the state of the economy and the cost of energy services. The level of sales also is impacted by conditions in the interchange market.


OTHER MATTERS. Rates for retail electric and gas service are regulated by the Illinois commission. Non-retail electric rates are regulated by FERC.
     The utility's rates are designed to recover operating costs including traditional depreciation and capital costs on utility plant investment. Changes in the cost of fuel for electric generation and gas costs generally are reflected in billings to customers on a timely basis through fuel and purchased gas adjustment clauses. Inflation continues to be a factor affecting operations, earnings, shareholders' equity and financial performance.


Item 8.   Financial Statements and Supplementary Data.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                                 1996        1995        1994
                                         (in thousands, except per share data)


Operating Revenues:
  Electric                                   $  730,812  $  703,483  $ 697,427
  Gas                                           155,348     129,606    138,418
  Investment                                     10,555       9,173      8,770
                                                -------     -------    -------
    Total operating revenues                    896,715     842,262    844,615

Operating Expenses:
  Fuel for electric generation                  220,936     188,731    196,324
  Purchased power                                53,279      59,495     55,543
  Gas costs                                      96,228      74,054     85,043
  Other operation                               146,588     155,368    140,068
  Maintenance                                    61,461      67,996     65,176
  Depreciation and amortization                  87,397      83,263     81,099
  Taxes other than income taxes                  57,817      56,613     56,017
                                                -------     -------    -------
    Total operating expenses                    723,706     685,520    679,270

Operating Income                                173,009     156,742    165,345

Interest and Other Charges:
  Interest on long-term debt of subsidiary       33,118      32,871     32,842
  Other interest charges                          4,633         898        378
  Allowance for funds used during construction     (861)       (962)      (919)
  Preferred stock dividends of subsidiary         3,721       3,850      3,510
  Miscellaneous, net                              2,784       2,298     (3,502)
    Total interest and other charges             43,395      38,955     32,309
                                                 ------      ------     ------
Income Before Income Taxes                   $  129,614  $  117,787  $ 133,036

Income taxes                                     49,557      45,772     49,082

Net Income                                   $   80,057  $   72,015  $  83,954
                                             ==========  ==========  ==========

Average Shares of Common Stock Outstanding       34,070      34,070     34,107

Earnings per Average Share of Common Stock   $     2.35  $     2.11  $    2.46


The accompanying notes to consolidated financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                          Years Ended December 31,
                                       1996         1995         1994
                                   (in thousands, except per share data)

Balance, beginning of year          $ 294,720    $ 290,801    $ 277,040
 Add (deduct):
  Net income                           80,057       72,015       83,954
  Common stock dividends
    ($2.07, $2.03 and $1.99 per
    share, respectively)              (70,524)     (69,161)     (67,874)
  Other                                   529        1,065       (2,319)
                                    ---------    ---------    ---------
Balance, end of year                $ 304,782    $ 294,720    $ 290,801


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                       December 31,
                                                1996           1995
Assets                                             (in thousands)
Utility Plant, at original cost:
  Electric                                   $2,244,571     $2,296,402
  Gas                                           242,664        229,118
                                              ---------      ---------
                                              2,487,235      2,525,520
  Less - Accumulated depreciation             1,099,261      1,132,355
                                              ---------      ---------
                                              1,387,974      1,393,165
  Construction work in progress                  70,150         72,490
                                              ---------      ---------
                                              1,458,124      1,465,655
                                              ---------      ---------
Current Assets:
  Cash                                            2,287          1,088
  Temporary investments, at cost which
   approximates market                            3,983          7,147
  Accounts receivable, net                       74,693         65,267
  Accrued unbilled revenues                      30,126         27,234
  Materials and supplies, at average cost        38,806         40,246
  Fuel for electric generation, at average cost  21,610         42,634
  Gas stored underground, at average cost        13,361          9,774
  Prepayments                                    14,403         10,649
  Other current assets                            7,704          8,197
                                              ---------      ---------
                                                206,973        212,236
Investments and Other Assets:
  Marketable securities                          51,293         45,967
  Leveraged leases and energy investments        62,017         59,114
  Regulatory assets                              64,754         19,851
  Other                                          28,495         25,088
                                              ---------      ---------
                                                206,559        150,020
                                              ---------      ---------

                                             $1,871,656     $1,827,911
                                              =========      =========
Capitalization and Liabilities
Capitalization:
  Common shareholders' equity:
    Common stock, no par value, authorized
    shares, 100,000,000; outstanding
    34,069,542 shares                        $  356,812     $  356,812
  Retained earnings                             304,782        294,720
                                             ----------     ----------
                                                661,594        651,532
  Preferred stock of subsidiary                  80,000         80,000
  Long-term debt of subsidiary                  421,227        478,926
                                             ----------     ----------
                                              1,162,821      1,210,458
                                             ----------     ----------
Current Liabilities:
  Long-term debt of subsidiary due within
  one year                                       58,000              -
  Short-term borrowings                          57,768         47,921
  Accounts payable                               62,774         60,603
  Accrued wages                                  10,294          9,335
  Accrued taxes                                  13,692         11,266
  Accrued interest                                8,432          9,525
  Other                                          49,302         33,265
                                             ----------     ----------
                                                260,262        171,915
                                             ----------     ----------
Deferred Credits:
  Accumulated deferred income taxes             341,373        325,181
  Investment tax credits                         48,885         52,234
  Regulatory liabilities, net                    58,315         68,123
                                             ----------     ----------
                                                448,573        445,538

                                             $1,871,656     $1,827,911
                                              =========      =========



The accompanying notes to consolidated financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Years Ended December 31,
                                           1996        1995          1994
                                                   (in thousands)
OPERATING ACTIVITIES:
Net income                            $   80,057    $   72,015    $   83,954
Adjustments to reconcile net income
   to net cash provided:
  Depreciation and amortization           87,397        83,263        81,099
  Allowance for equity funds used
   during construction (AFUDC)              (378)         (889)         (630)
  Deferred income taxes, net               7,219        10,577        19,891
  Investment tax credit amortization      (3,349)       (3,361)       (3,367)
Cash flows impacted by changes in
   assets and liabilities:
  Accounts receivable, net and accrued
   unbilled revenues                     (12,318)        5,562         2,156
  Fuel for electric generation            21,024       (12,329)       (4,259)
  Other inventories                       (2,147)        2,964         2,175
  Prepayments                             (3,754)          276          (783)
  Other assets                            (6,941)       (6,724)        5,955
  Accounts payable and other               6,208         8,359        (5,433)
  Accrued wages, taxes and interest        2,292        (1,744)       (3,082)
Other                                     (2,285)       (9,581)          626
                                       ----------    ----------    ----------
Net cash provided by operating
   activities                            173,025       148,388       178,302
                                       ----------    ----------    ----------
INVESTING ACTIVITIES:
  Utility construction expenditures,
   excluding AFUDC                      (105,740)     (102,820)      (95,682)
  Allowance for borrowed funds used
   during construction                      (483)          (73)         (289)
  Changes in temporary investments         3,164        (3,864)         (489)
  Long-term marketable securities         (4,881)         (866)       (2,843)
  Long-term leveraged leases and
   energy investments                     (2,903)       (9,181)       (7,717)
                                       ----------    ----------    ----------
  Net cash used in investing
   activities                           (110,843)     (116,804)     (107,020)
                                       ----------    ----------    ----------

FINANCING ACTIVITIES:
  Common stock dividends paid            (70,524)      (69,161)      (67,874)
  Proceeds from issuance of
   long-term debt of subsidiary                -        20,000             -
  Repayment of long-term debt of
   subsidiary                                  -       (16,000)      (20,000)
  Retirement of common stock                   -             -        (1,020)
  Proceeds from short-term borrowings      9,847        32,936        14,985
  Issuance expense, discount and
   premium                                  (306)         (234)          (40)
                                       ----------    ----------    ----------
  Net cash used in financing
   activities                            (60,983)      (32,459)      (73,949)
                                       ----------    ----------    ----------

Net increase (decrease) in cash            1,199          (875)       (2,667)
Cash at beginning of year                  1,088         1,963         4,630
                                      ----------     ----------   ----------
Cash at end of year                  $     2,287   $     1,088   $     1,963
                                     ===========   ===========   ===========

Supplemental disclosures of
 cash flow information:
Cash payments during the year:
  Interest, net of amounts
   capitalized                       $    36,512   $    31,490   $    30,714
  Income taxes                       $    47,053   $    40,147   $    34,264


The accompanying notes to consolidated financial statements are an integral part of these statements.




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CIPSCO Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CIPSCO Incorporated (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIPSCO Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 1997


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of CIPSCO Incorporated (CIPSCO or the Company), a holding company, Central Illinois Public Service Company (CIPS), a combination electric and gas utility, and CIPSCO Investment Company (CIC) engaged in non-regulated investing activities. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Certain items previously reported for years prior to 1996 have been reclassified to conform with the current-year presentation.
     The operating revenues of all investment activities are included under the caption Operating Revenues, "Investment." Operating expenses are included under the appropriate captions as shown on the Consolidated Statements of Income.

Concentration of Credit Risk. CIPS is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diversified retail base of about 322,000 residential, commercial and industrial customers in 557 communities. CIPS also is engaged in the purchase, transport, distribution and sale of natural gas to a diversified retail base of approximately 169,000 residential, commercial and industrial customers in 267 communities. The combined electric and gas service territory has an area of approximately 20,000 square miles in central and southern Illinois and has an estimated population of approximately 820,000. Credit risk is spread over the diversified retail base of electric and gas customers from which approximately four-fifths of total operating revenues were derived in 1996. Furthermore, CIPS has wholesale power supply agreements and power service agreements with seven other utilities, cooperatives, municipal associations and municipalities, and engages in the purchase and sale of interchange power with about 50 other utilities and utility power marketers, from which approximately one-fifth of total operating revenues was derived in 1996.
     See Note 5 to Consolidated Financial Statements for a discussion of receivables related to leveraged lease investments.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Regulation. CIPS is a public utility subject to regulation by the Illinois Commerce Commission (Illinois commission) and the Federal Energy Regulatory Commission (FERC). The utility maintains its accounts in accordance with the Uniform System of Accounts as prescribed by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. (See Note 3 to Consolidated Financial Statements.)

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

Allowance for Funds Used During Construction (AFUDC). AFUDC is included in Construction Work in Progress (CWIP) and represents the cost of financing that construction. AFUDC does not represent a current source of cash funds. The inclusion of AFUDC in CWIP affords the opportunity to earn a return on the cost of construction capital after the related asset is placed in service and included in the rate base.
     The AFUDC rate, based on a formula prescribed by FERC, on a before-tax basis, was 7.7 percent for 1996 and 9 percent for the years 1995 and 1994.

Depreciation. Depreciation expense is based on remaining life straight-line rates (composite, approximately 3.5 percent for 1996, 3.3 percent for 1995, and 3.4 percent for 1994) applied to the various classes of depreciable property.

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


     The uniform purchased gas adjustment clause (PGA) provides a matching of gas costs with revenues. Monthly, the difference between revenues recorded through application of the PGA and recoverable gas costs is recorded as a current asset or liability with a corresponding decrease or increase in the gas cost.
     The Illinois commission conducts annual reconciliation proceedings with respect to each year's FAC and PGA revenues and has completed its review for all years prior to 1994. Reconciliation proceedings for 1994 through 1996 are pending.

Income Taxes and Investment Tax Credits. CIPSCO and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies, based on their respective taxable income or loss. Investment tax credits are being amortized over the estimated average useful lives of the related properties.
     The Company uses the liability method of accounting for deferred income taxes. The liability method requires the establishment of deferred tax liabilities and assets for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred income taxes are recorded resulting from the use of accelerated depreciation methods, rapid amortization, repair allowance and certain other temporary differences in recognition of income and expense for tax and financial statement purposes. (See Note 12 to Consolidated Financial Statements.)

Cash and Temporary Investments. Temporary investments principally consist of U.S. Treasury obligations. For purposes of Consolidated Statements of Cash Flows, temporary investments are not considered cash equivalents.

Marketable Securities. CIC holds a portfolio consisting primarily of common and preferred stocks that are substantially hedged with futures and options. (See Note 13 to Consolidated Financial Statements.) All securities are publicly traded. The investments and related hedging instruments are managed by professional investment managers in an overall managed portfolio strategy. Common stocks consist of investments that are representative of the Standard & Poor's 100 Index. Preferred stocks consist of perpetual and sinking fund issues primarily of public utilities, utility holding companies, commercial banks and bank holding companies.
The portfolio also includes investments in limited partnerships which pool money from multiple investors to invest in a variety of investment vehicles, principally marketable securities.
     The investments in common and preferred stocks and the options and futures used to hedge these investments are measured at market value on the Consolidated Balance Sheets, with the change in value reflected in the Consolidated Income Statements. For hedged investments, the investment and related hedging instrument have been combined on the Consolidated Balance Sheets.


                         Note 2.  MERGER AGREEMENT

On August 11, 1995, the Company entered into an Agreement and Plan of Merger with Union Electric Company (UE), and Ameren Corporation (Ameren), a newly formed, jointly owned entity, pursuant to which among other things, the Company will be merged with Ameren. Pursuant to the merger agreement, CIPS, UE and CIC will be wholly-owned operating subsidiaries of Ameren. As a result of the merger, each outstanding share of the Company's common stock will be converted into 1.03 shares of common stock of Ameren, or cash in lieu of fractional shares. Each outstanding share of UE's common stock will be converted into one share of Ameren common stock. The preferred stock of CIPS and UE will remain outstanding and unchanged. The merger is expected to be tax-free for federal income tax purposes and will be accounted for under the "pooling of interests" method of accounting.
     With the execution and delivery of the merger agreement, the Company and UE entered into stock option agreements, pursuant to one of which the Company granted UE the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,779,838 shares of the Company's common stock at a price of $37.02 per share. Pursuant to the other stock option agreement, UE granted the Company the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,983,233 shares of UE's common stock at a price of $35.94 per share. These options will expire upon consummation of the merger.
     After the merger, Ameren will become a registered public utility holding company under the Public Utility Holding Company Act of 1935. In December 1995, the merger was approved by the shareholders of CIPSCO and UE. The merger is conditioned upon, among other things, receipt of certain regulatory and governmental approvals. (See Note 3 to Consolidated Financial Statements.)


     The following unaudited pro forma financial information at December 31, reflects the effects of combining CIPSCO and UE into Ameren under the pooling-of-interests method of accounting.

                                              (unaudited)
                                (in thousands, except per share data)
                                 1996           1995           1994

Total revenues                $3,333,505     $3,240,923     $3,269,471
Net income                       371,684        372,872        391,459
Earnings per share            $     2.71     $     2.72     $     2.85

     The pro forma financial information consolidates the financial results of Electric Energy, Inc. (EEI), which will be 60 percent owned by Ameren subsequent to the merger as a result of the current ownership interest in EEI by CIPS and UE.

                        Note 3.  REGULATORY MATTERS

CIPS and UE filed joint applications for approval of the merger with the Illinois commission and FERC. UE has filed an application for approval of the transaction with the Missouri Public Service Commission (Missouri commission). In those applications, CIPS and UE are requesting a sharing between ratepayers and shareholders, over the 10-year period following the merger, of merger savings, net of merger premium and merger expenses.
     On July 12, 1996, UE, the Missouri commission staff, the Missouri Office of Public Counsel, several customer groups and others filed a joint agreement with the Missouri commission that recommends approval of the merger. On September 25, 1996, the Missouri commission ordered that additional information be filed in the proceeding.
     On November 7, 1996, a Hearing Examiner for the Illinois commission issued a proposed order in connection with the Company's and UE's merger proceedings. In the proposed order, the Hearing Examiner recommended that the merger be approved subject to conditions. In addition, the Hearing Examiner recommended that a decision on the Company's and UE's proposals for sharing the merger savings be made after the merger. Under the proposed order, the Company and UE would be required to file a rate case or alternative regulation plan within one year after closing the merger. At that time, an appropriate sharing of net merger savings between stockholders and customers would be determined. On January 27, 1997, the Illinois commission reopened the proceedings to take additional evidence on the issue of market power.
     On October 16, 1996, the FERC set the proposed merger for hearing.
The FERC directed the presiding administrative law judge in the case to issue a proposed order no later than April 30, 1997. On December 18, 1996, the FERC issued Order 592 relating to its merger policy. The Company believes its proposed merger with UE meets the criteria set forth in Order 592, but the effect of this order on the timing of the administrative law judge's proposed order is uncertain.
     In October 1996 the Company and UE filed an application with the Securities and Exchange Commission for approval of the merger pursuant to the Public Utility Holding Company Act of 1935.
     At this time, the Company expects to receive all required regulatory approvals and to complete the merger by the end of 1997.
     Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation," applies to regulated entities whose rates are designed to recover the cost of providing service to customers through the ratemaking process. SFAS No. 71 allows certain costs that would normally be reflected in net income to be deferred on the balance sheet as regulatory assets. These costs are then amortized as the related amounts are reflected in rates. Under current accounting pronouncements, if a loss becomes probable, any unamortized balance, net of tax, would reduce net income. The Company continually assesses the recoverability of its regulatory assets and currently believes there would be no adverse impact on results of operations, financial position, or liquidity if CIPS were to discontinue SFAS No. 71.
     SFAS No. 71 also provides for the recognition of regulatory liabilities, which represent probable future reduction in revenues associated with amounts that are to be credited to customers through the regulatory process.

     At December 31, 1996 and 1995 the Company had recorded the following regulatory assets and regulatory liabilities:

                                                    1996           1995
                                                      (in thousands)

Regulatory Assets:
  Undepreciated plant costs                       $ 40,876       $      -
  Unamortized costs related to reacquired debt      12,208         13,397
  Deferred environmental remediation costs          11,174          5,018
  Take-or-pay costs                                    496          1,436

Regulatory Assets                                 $ 64,754       $ 19,851
                                                  ========       ========

Regulatory Liabilities:
  SFAS 109 - Income taxes, net                    $ 57,957       $ 67,669
  Clean Air Act allowances, net                        358            454

Regulatory Liabilities, net                       $ 58,315       $ 68,123
                                                  ========       ========


                  Note 4.  COMMITMENTS AND CONTINGENCIES

Environmental Remediation Costs. The utility has identified 13 sites where it and certain of its predecessors and other affiliates previously operated facilities that manufactured gas from coal. This manufacturing produced various potentially harmful by-products which may remain on some sites.
One site was added to the United States Environmental Protection Agency Superfund list in 1990. A ground water pump-and-treat remediation program being conducted by CIPS at the Superfund site has received applicable approvals.
     CIPS has received cash settlements from certain of its insurance carriers for, among other things, costs incurred by CIPS in connection with the manufactured gas plant sites. In addition, in 1993 CIPS collected $2.9 million for such costs under environmental adjustment clause rate riders (riders) approved by the Illinois commission.
     Costs relating to studies and remediation at the 13 sites and associated legal and litigation expenses are being accrued and deferred rather than expensed currently. This is being done pending recovery through rates or from other parties. Through December 31, 1996, $49 million had been deferred representing costs incurred and estimates for costs of completing studies at various sites and an estimate of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the riders, was $11 million at December 31, 1996.
     The Illinois commission has initiated a reconciliation proceeding to review CIPS' environmental remediation activities in 1993, 1994 and 1995 and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently and properly incurred. Amounts found to have been incorrectly included under the riders would be subject to refund. This proceeding is expected to indicate what incurred or accrued costs are appropriate to defer for future rider recovery and how insurance recoveries should be allocated to such environmental cost.

     Management believes that costs properly incurred in connection with the sites that are not recovered from others will be recovered through environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

Coal Contract Restructuring. In June, 1996, CIPS and a major coal supplier for Newton and Grand Tower power stations signed a letter of intent calling for a restructuring of their existing long-term contract. Under the restructuring, CIPS would pay the supplier a $70 million restructuring charge (plus interest from November 1, 1996); would be able to purchase at market prices low-sulfur, out-of-state coal through the supplier
(in substitution for the high-sulfur Illinois coal CIPS is obligated to purchase under the original contract); and would receive options for future purchases of low-sulfur, out-of-state coal from the supplier in 1997 through 1999 at set negotiated prices.
     By switching to low-sulfur coal, CIPS will be able to discontinue operating the Newton Unit 1 scrubber. The benefits of the restructuring include lower cost coal, avoidance of significant capital expenditures to renovate the scrubber, and elimination of scrubber operating and maintenance costs (offset by scrubber retirement expenses). The net benefits of restructuring are expected to exceed $100 million over the next 10 years. In December 1996, the Illinois commission entered an order approving the switch to out-of-state coal, recovery of the restructuring charge plus associated carrying costs through the fuel adjustment clause over six years, and continued recovery in rates of the undepreciated scrubber investment plus costs of removal. CIPS has determined that the order is satisfactory, and thus intends to pay the restructuring charge and otherwise implement the restructuring. The order, however, will be subject to possible appeal through mid-March 1997. Any appeal would likely result in further lengthy proceedings.

Labor Issues. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993.
     The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $16 million. An administrative law judge of the NLRB has ruled that the lockout was unlawful. On July 23, 1996, the Company appealed to the NLRB. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

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

                         Note 5.  LEVERAGED LEASES

CIC and its subsidiaries are the lessors in several leveraged lease arrangements involving interests in a natural gas liquids plant, natural gas processing equipment, a commercial jet aircraft, retail department store properties and combustion turbine generating units. These leases expire in various years from 1999 through 2013.

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


     The following is a summary of the components of CIC's net investment in leveraged leases at December 31:

                                          1996      1995      1994
                                                 (in thousands)
Rentals receivable
  (net of nonrecourse debt)             $ 22,247  $ 23,282  $ 24,894
Estimated residual value of
  leased property                         64,598    64,598    64,599
                                        --------  --------  --------
Unearned and deferred income             (30,422)  (34,870)  (39,560)
Investment in leveraged leases            56,423    53,010    49,933
Deferred taxes                           (35,432)  (30,771)  (25,817)
                                        --------  --------  --------
Net investment                          $ 20,991  $ 22,239  $ 24,116
                                        ========  ========  ========

     The following is a summary of the components of income from leveraged leases for the years ended December 31:

                                          1996      1995      1994
                                                 (in thousands)

Income before income taxes              $  4,415  $  4,677  $  4,664
Income tax expense                        (1,771)   (1,868)   (1,874)
                                        --------  --------  --------
Income from leveraged leases            $  2,644  $  2,809  $  2,790
                                        ========  ========  ========


            Note 6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

                       Funded Status of Pension Plan
                              (in thousands)

                                          1996      1995      1994

Fair value of plan assets*              $253,326  $221,013  $188,449
                                        --------  --------  --------

Accumulated benefit obligations:**
  Vested benefits                        147,858   121,181   120,032
  Nonvested benefits                      22,976    20,989     3,644
Effect of projected future
  compensation levels (based on 4.5%
  annual increases in 1996 and 1995,
  and 4.8% in 1994)                       40,774    38,830    38,974
                                        --------  --------  --------
     Total projected benefit
       obligation                        211,608   181,000   162,650
                                        --------  --------  --------
Plan assets in excess of projected
  benefit obligation                    $ 41,718  $ 40,013  $ 25,799
                                        ========  ========  ========

________________________
 * Plan assets are invested in common and preferred stocks, bonds, money market instruments and real estate.
** The assumed weighted average discount rate was 7.50% for 1996 and 1995, and 7.75% for 1994.


       Pension Plan Assets in Excess of Projected Benefit Obligation
                              (in thousands)

                                          1996      1995      1994

Plan assets in excess of projected
  benefit obligation                    $ 41,718  $ 40,013  $ 25,799
Unrecognized transition asset (being
  amortized over 18.2 years)              (3,473)   (3,936)   (4,399)
Unrecognized net gain                    (39,824)  (33,690)  (23,146)
Unrecognized prior service cost           11,557     5,167     5,679
                                        --------  --------  --------
Prepaid pension costs at September 30      9,978     7,554     3,933
Expense, net of funding October to
  December                                 1,504       207       (80)
                                        --------  --------  --------
Prepaid pension costs at December 31    $ 11,482  $  7,761  $  3,853
                                        ========  ========  ========


               Components of Net Pension Expense
                         (in thousands)

                                          1996      1995      1994

Service cost (present value of benefits
  earned during the year)               $  7,282  $  6,873  $  8,053
Interest cost on projected benefit
  obligation                              13,433    12,497    10,846
Actual return on plan assets (expected
  long-term rate of return was 8.5%
  for 1996 and 8.0% for 1995 and 1994)   (30,603)  (34,364)   (6,795)
Deferred investment gains (losses)        14,365    20,658    (6,242)
Amortization of the unrecognized prior
  service cost                               372       372        61
Amortization of the transition amount       (463)     (463)     (463)
                                        --------  --------  --------
Net pension expense                     $  4,386  $  5,573  $  5,460
                                        ========  ========  ========

CIPS recognizes the cost of providing postretirement medical and life insurance benefits over the employees' service periods. CIPS is funding the medical benefits under two Voluntary Employee Beneficiary Association trusts (VEBA), and a 401(h) account established within the CIPS retirement income trust.
     CIPS sponsors postretirement plans providing medical and life benefits for certain of its retirees and their eligible dependents. The medical plan pays percentages of eligible medical expenses incurred by covered retirees, after a deductible has been met and after taking into account payment by Medicare or other providers. Currently, participants become eligible for coverage if they retire from CIPS after meeting age and years-of-service eligibility requirements. The life insurance plan continues for all retirees who have been in the plan as employees for 10 years or more. CIPS uses a September 30 measurement date for its valuation of postretirement assets and liabilities.


               Funded Status of Postretirement Benefit Plans
                              (in thousands)

                                          1996      1995      1994

Fair value of plan assets*              $ 71,083  $ 49,385  $ 26,874
                                        --------  --------  --------
Accumulated benefit obligations:
Retirees                                  51,535    50,030    47,494
Fully eligible active employees           19,039    17,577    15,407
Other active employees                    64,302    75,595    64,188
                                        --------  --------  --------
Total accumulated benefit obligations    134,876   143,202   127,089
                                        --------  --------  --------
Accumulated benefit obligations in
 excess of plan assets                   (63,793)  (93,817) (100,215)
Unrecognized prior service costs               -       191         -
Unrecognized transition obligation
 (being amortized over 20 years)          87,103    98,878   104,695
Unrecognized net gain (including
 changes in assumptions)                 (38,579)  (23,855)  (21,307)
                                        --------  --------  --------
Accrued postretirement benefit cost
 at September 30                         (15,269)  (18,603)  (16,827)
Expense, net of funding, October to
  December                                13,557    14,711    14,906
                                        --------  --------  --------
Accrued postretirement benefit cost
 at December 31                         $ (1,712) $ (3,892) $ (1,921)
                                        ========  ========  ========



* Plan assets are invested in common and preferred stocks, bonds, money market instruments and real estate.


                 Components of Postretirement Benefit Cost
                              (in thousands)

                                            1996     1995      1994

Service costs on benefits earned        $  4,461  $  3,809  $  4,108
Interest costs on accumulated benefit
  obligations                             10,564    10,307     8,918
Actual return on plan assets              (8,620)   (8,390)     (212)
Deferred investment gains (losses)         3,510     5,304    (1,601)
Amortization of transition amounts         5,816     5,816     5,816
                                        --------  --------  --------
Postretirement benefit cost             $ 15,731  $ 16,846  $ 17,029
                                        ========  ========  ========

For purposes of calculating the postretirement benefit obligation it is assumed that health-care costs will increase by 9.8 percent in 1997, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 4.5 percent in 2005 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. To illustrate, increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by $22.6 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost $2.9 million annually. The weighted-average discount rate used to determine the accumulated postretirement benefit obligation was 7.5 percent in 1996 and 1995, and 8.25 percent in 1994. The expected long-term rate of return on plan assets was 8.5 percent in 1996 and 8 percent in 1995 and 1994.


                         Note 7.  PREFERRED STOCK

At December 31, 1996 and 1995 there were 4.6 million shares of CIPSCO preferred stock authorized and unissued. There were 2 million shares of CIPS cumulative preferred and 2.6 million shares of CIPS preferred without par value (aggregate stated value not to exceed $65 million) authorized, of which 800,000 shares of CIPS cumulative preferred stock are outstanding. The Board of Directors has the authority to fix and determine the relative rights and preferences of the authorized and unissued shares.
     The CIPS cumulative preferred stock, par value of $100 per share, is generally redeemable at the option of CIPS on 30 days notice at the redemption prices shown below:

                                                  1996         1995
                     Current                     Amount       Amount
                    Redemption                    (in          (in
    Series           Price(a)       Shares     thousands)   thousands)

     4.00%          $101.00         150,000     $ 15,000    $ 15,000
     4.25%           102.00          50,000        5,000       5,000
     4.90%           102.00          75,000        7,500       7,500
     4.92%           103.50          50,000        5,000       5,000
     5.16%           102.00          50,000        5,000       5,000
1993 Auction(b)      100.00         300,000       30,000      30,000
    6.625%           100.00(c)      125,000       12,500      12,500
                                    -------     --------    --------
                                    800,000     $ 80,000    $ 80,000
                                    =======     ========    ========

_________________________
(a)  Plus accrued dividends, if any.
(b) Dividend rate for each dividend period (currently every 49 days) is set at a then current market rate according to an auction procedure. The rate at December 31, 1996 was 3.87%.
(c)  Not redeemable prior to October 1, 1998.

                   Note 8.  COMMON SHAREHOLDERS' EQUITY

Common Stock. In December 1994, CIPSCO purchased 38,164 shares from shareholders who held less than 100 shares. The repurchase reduced common stock and retained earnings.

Retained Earnings. CIPSCO is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act. CIPS is subject to the same restrictions, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1996, 1995 and 1994, no amount of retained earnings was restricted.


            Note 9.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

External financing needs may be met from the sale of commercial paper or short-term borrowings from banks. CIPSCO and CIC have joint bank lines of credit of $30 million. The banks are compensated for these lines of credit.
     CIPS has arrangements for bank lines of credit which totaled $77.5 million at December 31, 1996. CIPS compensates banks for these lines of credit. The bank lines of credit are for corporate purposes including the support of commercial paper borrowings. At December 31, 1996 there were no short-term borrowings under the lines of credit by CIPSCO, CIC, or CIPS; however, CIPS did have $57.8 million at December 31, 1996 and $47.9 million at December 31, 1995 in commercial paper outstanding.

                  Note 10.  LONG-TERM DEBT OF SUBSIDIARY

Sinking fund requirements were satisfied in 1996 and 1995 by the application of net expenditures for bondable property in an amount equal to 166-2/3 percent of the annual requirement. There are no future sinking fund requirements.


Long-term debt outstanding at December 31, was:

                                               1996           1995
                                              Amount         Amount
                                                   (in thousands)
First Mortgage Bonds:
  Series L,   5 7/8% due   5/1/1997          $ 15,000       $ 15,000
  Series W,   7 1/8% due  5/15/1999            50,000         50,000
  Series W,   8 1/2% due  5/15/2022            33,000         33,000
  Series X,   6 1/8% due   7/1/1997            43,000         43,000
  Series X,   7 1/2% due   7/1/2007            50,000         50,000
  Series Y,   6 3/4% due  9/15/2002            23,000         23,000
  Series Z,       6% due   4/1/2000            25,000         25,000
  Series Z,   6 3/8% due   4/1/2003            40,000         40,000
  Series 1995-1, 6.49% due 6/1/2005            20,000         20,000
                                             --------       --------
                                             $299,000       $299,000
                                             --------       --------
Pollution Control Loan Obligations:
  1990 Series A,    7.60% due   3/1/2014     $ 20,000       $ 20,000
  1990 Series B,    7.60% due   9/1/2013       32,000         32,000
  1993 Series A,   6 3/8% due   1/1/2028       35,000         35,000
  1993 Series B-1, 4 3/8% due   6/1/2028       17,500         17,500
  1993 Series B-2,  5.90% due   6/1/2028       17,500         17,500
  1993 Series C-1,  4.20% due  8/15/2026       35,000         35,000
  1993 Series C-2,  5.70% due  8/15/2026       25,000         25,000
                                             --------       --------
                                             $182,000       $182,000
Unamortized Net Debt Premium and Discount      (1,773)        (2,074)
Maturities Due Within One Year                (58,000)             -
                                             --------       --------
                                             $421,227       $478,926
                                             ========       ========

Interest rates on the 1993 Series B-1 and 1993 Series C-1 bonds will be adjusted to a then current market rate on June 1, 1998 and August 15, 1998, respectively. Interest rates on the 1993 Series B-2 and 1993 Series C-2 bonds are subject to redetermination at the option of CIPS commencing June 1, 2003 and August 15, 2003, respectively.

Maturities of CIPS' long-term debt through 2001 are as follows:

                                        Principal
                                         Amount
                                      (in thousands)

                         1997            $58,000
                         1998                  -
                         1999             50,000
                         2000             25,000
                         2001                  -

               Note 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1996 and 1995 of each class of financial instruments for which it is practicable to make such estimates.


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

Preferred Stock of Subsidiary. The fair value was estimated using market values provided by independent pricing services.

Long-term Debt of Subsidiary. The fair value was estimated using market values provided by independent pricing services.

     The estimated fair values of the Company's financial instruments as of December 31, are shown below:

                                    1996               1995
                              Carrying   Fair     Carrying   Fair
                               Amount    Value     Amount    Value
                                           (in thousands)

Marketable securities         $ 50,510  $ 50,510  $ 45,950  $ 45,950
Financial derivatives              783       783        17        17
Preferred stock                 80,000    65,381    80,000    66,108
Long-term debt                 421,227   430,375   478,926   501,826
Current portion long-term
 debt                           58,000    58,105         -         -


                          Note 12.  INCOME TAXES

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


     The components of federal and state income tax provisions and investment tax credits at December 31, were:

                                          1996      1995      1994
                                                 (in thousands)

Current - federal                       $ 41,509  $ 31,676  $ 29,048
        - state                            8,905     6,020     4,534
                                        --------  --------  --------
                                          50,414    37,696    33,582
                                        --------  --------  --------

Deferred - federal                         1,138     8,500    14,738
         - state                           1,354     2,937     4,129
                                        --------  --------  --------
                                           2,492    11,437    18,867
                                        --------  --------  --------

Amortization of investment tax credits    (3,349)   (3,361)   (3,367)
                                        --------  --------  --------

Total income tax expense                $ 49,557  $ 45,772  $ 49,082
                                        ========  ========  ========

     Reconciliations with statutory federal income tax rates at December
31, were:

                                          1996      1995      1994

Effective income tax rate                 37.2%     37.6%     35.9%
Amortization of investment tax credits     2.5       2.8       2.5
Tax exempt interest and dividends          1.5       1.6       1.6
State income tax rate, net of federal
  income tax benefits                     (5.0)     (4.8)     (4.0)
Non-deductible merger expenses            (0.6)     (1.4)        -
Other, net                                (0.6)     (0.8)     (1.0)
                                        ------    ------    ------
Statutory federal income tax rate         35.0%     35.0%     35.0%
                                        ======    ======    ======

     The accumulated deferred income taxes as set forth below and in the Consolidated Balance Sheets arise from the following temporary differences at December 31:

                                              1996           1995
                                                 (in thousands)
Accumulated deferred income tax
  liabilities related to:
  Depreciable property                      $330,577       $320,677
  Investment tax credits                     (19,502)       (20,831)
  Regulatory liabilities, net                (22,990)       (26,843)
  Leveraged leases                            35,432         30,771
  Other                                       17,856         21,407
                                            --------       --------
Accumulated deferred income
  taxes per consolidated balance
  sheets                                    $341,373       $325,181
                                            ========       ========

Deferred tax assets
  (included in prepayments)                 $ 10,928       $  6,787
                                            ========       ========


                Note 13.  DERIVATIVE FINANCIAL INSTRUMENTS

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

                          Note 14.  SFAS NO. 121

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" became effective on January 1, 1996. SFAS No. 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS No. 121 did not have an impact on the financial position, results of operations or liquidity of the Company or CIPS upon adoption.

                      Note 15.  SEGMENTS OF BUSINESS

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


     The following is a summary of operations:

                                           Years Ended December 31,
                                       1996           1995           1994
                                                 (in thousands)
OPERATING INFORMATION

Electric operations:
  Operating revenues               $  730,812     $  703,483     $  697,427
  Operating expenses, excluding
    provision for income taxes        582,427        566,130        550,386
                                   ----------     ----------     ----------
  Pretax operating income             148,385        137,353        147,041
                                   ----------     ----------     ----------
Gas operations:
  Operating revenues                  155,348        129,606        138,418
  Operating expenses, excluding
    provision for income taxes        139,535        117,418        126,896
                                   ----------     ----------     ----------
  Pretax operating income              15,813         12,188         11,522
                                   ----------     ----------     ----------
Investments:
  Operating revenues                   10,555          9,173          8,770
  Operating expenses, excluding
    provision for income taxes          1,744          1,972          1,988
                                   ----------     ----------     ----------
  Pretax investment income              8,811          7,201          6,782
                                   ----------     ----------     ----------
     Total                         $  173,009     $  156,742     $  165,345
                                   ----------     ----------     ----------
  Less interest and other charges      43,395         38,955         32,309
  Less income taxes                    49,557         45,772         49,082
                                   ----------     ----------     ----------
  Net income per Consolidated
    Statements of Income           $   80,057     $   72,015     $   83,954
                                   ==========     ==========     ==========
Depreciation and amortization
  expense:
  Electric                         $   79,699     $   75,869     $   74,496
  Gas                                   7,238          6,803          6,100
  Corporate                               460            591            503
                                   ----------     ----------     ----------
    Total                          $   87,397     $   83,263     $   81,099
                                   ==========     ==========     ==========

INVESTMENT INFORMATION

Identifiable assets:
  Electric                         $1,505,767     $1,495,433     $1,469,601
  Gas                                 203,901        181,677        176,788
  Temporary investments                 3,983          7,147          5,875
  Marketable securities                51,293         45,967         43,929
  Leveraged leases and
    energy investments                 62,017         59,114         49,933
  Corporate                            44,695         38,573         31,231
                                   ----------     ----------     ----------
    Total                          $1,871,656     $1,827,911     $1,777,357
                                   ==========     ==========     ==========
Construction expenditures:
  Electric                         $   93,007     $   90,151     $   82,673
  Gas                                  13,594         13,631         13,928
                                   ----------     ----------     ----------
    Total                          $  106,601     $  103,782     $   96,601
                                   ==========     ==========     ==========


           Note 16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fluctuations in quarterly results is primarily due to the seasonal nature of the utility business of CIPS.

                                                               Cash
                                                  Earnings    Dividends  Book
            Total       Total                       Per        Per      Value
            Operating  Operating      Net          Common     Common   (end of
Quarters    Revenues    Income       Income        Share       Share    period)
                         (in thousands, except per share data)
1996
    First   $237,879    $44,416    $21,118 (1)    $0.62 (1)    $0.51    $19.25
    Second   193,772     30,216     11,982 (2)     0.35 (2)     0.52     19.08
    Third    237,281     70,244     35,418 (3)     1.04 (3)     0.52     19.60
    Fourth   227,783     28,133     11,539 (4)     0.34 (4)     0.52     19.42

  1995
    First   $210,462    $28,252    $12,568 (5)    $0.37 (5)    $0.50    $18.90
    Second   183,944     29,158     12,886         0.38         0.51     18.80
    Third    243,863     77,089     41,731         1.22         0.51     19.52
    Fourth   203,993     22,243      4,830 (6)     0.14 (6)     0.51     19.12


(1) Includes $.7 million of merger costs which reduced net income by $.7 million and earnings by 2 cents per share.
(2) Includes $1.3 million of merger costs which reduced net income by $1.1 million and earnings by 3 cents per share.
(3) Includes $2.3 million of merger costs and system conversion costs which reduced net income by $1.6 million and earnings by 5 cents per share.
(4) Includes $2.8 million of merger costs and system conversion costs which reduced net income by $1.7 million and earnings by 5 cents per share.
(5) Includes $5.8 million of voluntary separation program expenses which reduced net income by $3.5 million and earnings by 10 cents per share.
(6) Includes $10.4 million of merger-related transaction expenses and write off of system development expenses which reduced net income by $8.2 million and earnings by 24 cents per share.


Item 8.  Financial Statements and Supplementary Data.


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           STATEMENTS OF INCOME


                                           Years Ended December 31,
                                        1996        1995         1994
                                               (in thousands)

Operating Revenues:
  Electric                         $  730,834   $  703,509   $  697,458
  Gas                                 155,352      129,610      138,424
                                   ----------   ----------   ----------
       Total operating revenues       886,186      833,119      835,882
                                   ----------   ----------   ----------
Operating Expenses:
  Fuel for electric generation        220,936      188,731      196,324
  Purchased power                      53,279       59,495       55,543
  Gas costs                            96,228       74,054       85,043
  Other operation                     145,332      154,014      138,622
  Maintenance                          61,458       67,994       65,172
  Depreciation and amortization        86,937       82,672       80,596
  Taxes other than income taxes        57,792       56,588       55,984
  Income taxes                         47,693       43,542       47,920
                                   ----------   ----------   ----------
       Total operating expenses       769,655      727,090      725,204
                                   ----------   ----------   ----------

Operating Income                      116,531      106,029      110,678
                                   ----------   ----------   ----------

Other Income and Deductions:
  Allowance for equity funds
   used during construction               378          889          630
  Nonoperating income taxes               407         (941)        (603)
  Miscellaneous, net                   (2,652)      (1,695)       4,119
                                   ----------   ----------   ----------
       Total other income and
         deductions                    (1,867)      (1,747)       4,146
                                   ----------   ----------   ----------

Income Before Interest Charges        114,664      104,282      114,824
                                   ----------   ----------   ----------

Interest Charges:
  Interest on long-term debt           33,118       32,871       32,842
  Other interest charges                4,636          853          358
  Allowance for borrowed funds
   used during construction              (483)         (73)        (289)
                                   ----------   ----------   ----------
        Total interest charges         37,271       33,651       32,911

Net Income                             77,393       70,631       81,913
Preferred stock dividends               3,721        3,850        3,510
                                   ----------   ----------   ----------

Earnings for Common Stock          $   73,672   $   66,781   $   78,403
                                   ==========   ==========   ==========



The accompanying notes to financial statements are an integral part of these statements.


                 CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                     STATEMENTS OF RETAINED EARNINGS

                                       Years Ended December 31,
                                     1996        1995        1994
                                           (in thousands)

Balance, beginning of year        $ 449,137   $ 453,463   $ 443,741
Add (deduct):
  Net income                         77,393      70,631      81,913
  Dividends:
    Preferred stock                  (3,721)     (3,850)     (3,510)
    Common Stock                    (62,950)    (71,000)    (68,600)
Other                                    83        (107)        (81)
                                  ---------   ---------   ---------
Balance, end of year              $ 459,942   $ 449,137   $ 453,463

The accompanying notes to financial statements are an integral part of these statements.



                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              BALANCE SHEETS



                                               December 31,
                                            1996          1995
                                             (in thousands)
ASSETS
Utility Plant, at original cost:
Electric                                $2,244,571     $2,296,402
Gas                                        242,664        229,118
                                        ----------     ----------
                                         2,487,235      2,525,520
Less--Accumulated depreciation           1,099,261      1,132,355
                                        ----------     ----------
                                         1,387,974      1,393,165
Construction work in progress               70,150         72,490
                                        ----------     ----------
                                         1,458,124      1,465,655
                                        ----------     ----------

Current Assets:
Cash                                         2,261          1,006
Accounts receivable, net                    74,761         65,574
Accrued unbilled revenues                   30,126         27,234
Materials and supplies, at
 average cost                               38,806         40,246
Fuel for electric generation, at
 average cost                               21,610         42,634
Gas stored underground, at average cost     13,361          9,774
Prepayments                                 14,323         10,268
Other current assets                         7,704          8,226
                                        ----------     ----------
                                           202,952        204,962
                                        ----------     ----------
Other Assets:
Regulatory Assets                           64,754         19,851
Other Assets                                27,488         24,337
                                        ----------     ----------
                                            92,242         44,188
                                        ----------     ----------
                                        $1,753,318     $1,714,805
                                         =========      =========

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder's equity:
  Common stock, no par value,
   authorized 45,000,000 shares;
   outstanding 25,452,373 shares        $  121,282     $  121,282
  Retained earnings                        459,942        449,137
                                        ----------     ----------
                                           581,224        570,419
Preferred stock                             80,000         80,000
Long-term debt                             421,228        478,926
                                        ----------     ----------
                                         1,082,452      1,129,345
                                        ----------     ----------

Current Liabilities:
Long-term debt due within one year          58,000              -
Short-term borrowings                       57,768         47,921
Accounts payable                            62,243         60,791
Accrued wages                               10,279          9,320
Accrued taxes                               13,943         11,155
Accrued interest                             8,432          9,525
Other                                       49,301         33,264
                                        ----------     ----------
                                           259,966        171,976
                                        ----------     ----------

Deferred Credits:
Accumulated deferred income taxes          303,700        293,127
Investment tax credits                      48,885         52,234
Regulatory liabilities, net                 58,315         68,123
                                        ----------     ----------
                                           410,900        413,484
                                        ----------     ----------
                                        $1,753,318     $1,714,805
                                         =========      =========



The accompanying notes to financial statements are an integral part of these statements.


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                         STATEMENTS OF CASH FLOWS



                                                Years Ended December 31,
                                             1996        1995         1994
                                                     (in thousands)

OPERATING ACTIVITIES:
Net income                              $   77,393   $   70,631   $   81,913
Adjustments to reconcile net income
   to net cash provided:
  Depreciation and amortization             86,937       82,672       80,596
  Allowance for equity funds used
   during construction (AFUDC)                (378)        (889)        (630)
  Deferred income taxes, net                 1,600        4,575       14,146
  Investment tax credit amortization        (3,349)      (3,361)      (3,367)
Cash flows impacted by changes in
   assets and liabilities:
  Accounts receivable, net and
   accrued unbilled revenues               (12,079)       5,362        2,195
  Fuel for electric generation              21,024      (12,329)      (4,259)
  Other inventories                         (2,147)       2,964        2,175
  Prepayments                               (4,055)         571         (992)
  Other assets                              (6,656)      (6,942)       6,061
  Accounts payable and other                 5,489        8,667       (5,438)
  Accrued wages, taxes and interest          2,654       (2,204)      (3,111)
Other                                       (1,909)      (8,884)       1,129
                                          --------     --------     --------
  Net cash provided by operating
   activities                              164,524      140,833      170,418
                                          --------     --------     --------

INVESTING ACTIVITIES:
Construction expenditures,
   excluding AFUDC                        (105,740)    (102,820)     (95,682)
Allowance for borrowed funds
   used during construction                   (483)         (73)        (289)
                                          --------     --------     --------
  Net cash used in investing
   activities                             (106,223)    (102,893)     (95,971)
                                          --------     --------     --------

FINANCING ACTIVITIES:
Proceeds from issuance of
  long-term debt                                 -       20,000            -
Repayment of long-term debt                      -      (16,000)     (20,000)
Proceeds from short-term borrowings          9,847       32,936       14,985
Dividends paid:
  Preferred stock                           (3,637)      (3,956)      (3,510)
  Common stock                             (62,950)     (71,000)     (68,600)
Issuance expense, discount and premium        (306)        (234)         (40)
                                           -------      -------      -------
  Net cash used in financing activities    (57,046)     (38,254)     (77,165)
                                           -------      -------      -------

Net increase (decrease) in cash              1,255         (314)      (2,718)
Cash at beginning of year                    1,006        1,320        4,038
                                           -------      -------      -------
Cash at end of year                     $    2,261   $    1,006   $    1,320
                                           =======      =======      =======

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized  $   36,512   $   31,490   $   30,693
  Income taxes                          $   50,960   $   45,550   $   39,829



The accompanying notes to financial statements are an integral part of these statements.



                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Central Illinois Public
Service Company:

We have audited the accompanying balance sheets of Central Illinois Public Service Company (an Illinois corporation and a wholly owned subsidiary of CIPSCO Incorporated) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Public Service Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 1997


                       Notes to Financial Statements



            Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information contained in Note 1 of Notes to Consolidated Financial Statements beginning on page 43 is incorporated herein by reference (except for the caption "Principles of Consolidation", the second paragraph under the caption "Concentration of Credit Risk", the second paragraph under the caption "Operating Revenues" and the caption "Marketable Securities" which are not included herein).

                         Note 2.  MERGER AGREEMENT

The information contained in Note 2 of Notes to Consolidated Financial Statements beginning on page 46 is incorporated herein by reference.

                        Note 3.  REGULATORY MATTERS

The information contained in Note 3 of Notes to Consolidated Financial Statements beginning on page 47 is incorporated herein by reference.

                  Note 4.  COMMITMENTS AND CONTINGENCIES

The information contained in Note 4 of Notes to Consolidated Financial Statements beginning on page 49 is incorporated herein by reference.

                         Note 5.  LEVERAGED LEASES

Not applicable.

            Note 6.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The information contained in Note 6 of Notes to Consolidated Financial Statements beginning on page 52 is incorporated herein by reference.

                         Note 7.  PREFERRED STOCK

The information contained in Note 7 of Notes to Consolidated Financial Statements beginning on page 56 is incorporated herein by reference.

                   Note 8.  COMMON SHAREHOLDERS' EQUITY

Common Stock. The authorized common stock, no par value, for CIPS was 45,000,000 shares as of December 31, 1996, 1995 and 1994. All outstanding shares were exchanged with CIPS shareholders for CIPSCO Incorporated stock on October 1, 1990. Common shares were neither retired nor issued during the three year period ended December 31, 1996. CIPSCO Incorporated holds all CIPS common shares.

Retained Earnings. CIPS is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1996, 1995 and 1994, no amount of retained earnings was restricted.


            Note 9.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

CIPS has arrangements for bank lines of credit which totaled $77.5 million at December 31, 1996. CIPS compensates banks for these lines of credit. The bank lines of credit are for corporate purposes including the support of certain commercial paper borrowings. At December 31, 1996 there were no short-term borrowings from the lines of credit at CIPS, however, CIPS did have $57.8 million at December 31, 1996 and $47.9 million at December 31, 1995 in commercial paper outstanding.

                         Note 10.  LONG-TERM DEBT

The information contained in Note 10 of Notes to Consolidated Financial Statements beginning on page 57 is incorporated herein by reference.

               Note 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1996 and 1995 of each class of financial instruments for which it is practicable to make such estimates.

Short-Term Borrowings. The carrying amounts approximate fair value due to their short-term maturities.


Preferred Stock. The fair value was estimated using market values provided by independent pricing services.

Long-Term Debt. The fair value was estimated using market values provided by independent pricing services.

     The estimated fair values of CIPS' financial instruments as of December 31, are shown below:

                                    1996               1995
                              Carrying   Fair     Carrying   Fair
                               Amount    Value     Amount    Value
                                         (in thousands)

Preferred stock               $ 80,000  $ 65,381  $ 80,000  $ 66,108
Long-term debt                 421,227   430,375   478,926   501,826
Current portion
 long-term debt                 58,000    58,105         -         -

                          Note 12.  INCOME TAXES

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

                                          1996      1995      1994
                                               (in thousands)

Current - federal                       $ 44,139  $ 34,384  $ 32,826
        - state                            9,708     6,892     5,271
                                        --------  --------  --------
                                          53,847    41,276    38,097


Deferred - federal                        (3,201)    3,813    10,084
         - state                             396     1,814     3,106
                                        --------  --------  --------
                                          (2,805)    5,627    13,190
                                        --------  --------  --------
Amortization of investment tax credits    (3,349)   (3,361)   (3,367)
                                        --------  --------  --------
  Total                                   47,693    43,542    47,920
Nonoperating income taxes:
  Current                                   (382)    1,420       687
  Deferred                                   (25)     (479)      (84)
                                        --------  --------  --------
                                            (407)      941       603
                                         --------  --------  -------

Total income taxes                      $ 47,286  $ 44,483  $ 48,523
                                        ========  ========  ========


     Reconciliations with statutory federal income tax rates at December
31, were:

                                             1996      1995      1994

Effective income tax rate                    37.9%     38.6%     37.2%
Amortization of investment tax credits        2.7       2.9       2.6
Tax exempt interest and dividends              .7        .7        .7
State income tax rate, net of federal
  income tax benefits                        (5.2)     (4.9)     (4.2)
Non-deductible merger expense                (0.6)     (1.5)        -
Other, net                                   (0.5)     (0.8)     (1.3)
                                             ----      ----      ----
Statutory federal income tax rate            35.0%     35.0%     35.0%
                                             ====      ====      ====

     The accumulated deferred income taxes as set forth below and in the Balance Sheets arise from the following temporary differences at December 31:

                                               1996           1995
                                                   (in thousands)
Accumulated deferred income tax
  liabilities related to:
  Depreciable property                       $330,577       $320,677
  Investment tax credits                      (19,502)       (20,831)
  Regulatory liabilities, net                 (22,990)       (26,843)
  Other                                        15,615         20,124
                                             --------       --------
Accumulated deferred income taxes
 per Balance Sheets                          $303,700       $293,127
                                             ========       ========
Deferred tax assets (included in
  prepayments)                               $ 10,874       $  6,444
                                             ========       ========

                Note 13.  DERIVATIVE FINANCIAL INSTRUMENTS

Not applicable.
                          Note 14.  SFAS NO. 121

The information contained in Note 14 of Notes to Consolidated Financial Statements beginning on page 61 is incorporated herein by reference.


                      Note 15.  SEGMENTS OF BUSINESS

     CIPS is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The following is a summary of operations:

                                              Years Ended December 31,
                                            1996      1995      1994
                                                   (in thousands)
OPERATING INFORMATION

Electric operations:
  Operating revenues                $  730,834    $  703,509    $  697,458
  Operating expenses, excluding
    provision for income taxes         582,427       566,130       550,388
                                    ----------    ----------    ----------
  Pretax operating income              148,407       137,379       147,070
                                    ----------    ----------    ----------

Gas operations:
  Operating revenues                   155,352       129,610       138,424
  Operating expenses, excluding
    provision for income taxes         139,535       117,418       126,896
                                    ----------    ----------    ----------
  Pretax operating income               15,817        12,192        11,528
                                    ----------    ----------    ----------
    Total                              164,224       149,571       158,598
                                    ----------    ----------    ----------

Plus other income and deductions        (1,867)       (1,747)        4,146
Less interest charges                   37,271        33,651        32,911
Less income taxes                       47,693        43,542        47,920
Less preferred stock dividends           3,721         3,850         3,510
                                    ----------    ----------    ----------
Earnings for common stock           $   73,672    $   66,781    $   78,403
                                    ==========    ==========    ==========

Depreciation expense:
  Electric                          $   79,699    $   75,869    $   74,496
  Gas                                    7,238         6,803         6,100
                                    ----------    ----------    ----------
    Total                           $   86,937    $   82,672    $   80,596
                                    ==========    ==========    ==========

INVESTMENT INFORMATION

Identifiable assets:
  Electric                          $1,505,767    $1,495,433    $1,469,601
  Gas                                  203,901       181,677       176,788
  Corporate                             43,650        37,695        32,261
                                    ----------    ----------    ----------
    Total                           $1,753,318    $1,714,805    $1,678,650
                                    ==========    ==========    ==========

Construction expenditures:
  Electric                          $   93,007    $   90,151    $   82,673
  Gas                                   13,594        13,631        13,928
                                    ----------    ----------    ----------
    Total                           $  106,601    $  103,782    $   96,601
                                    ==========    ==========    ==========


           Note 16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fluctuation in the quarterly results is primarily due to the seasonal nature of the electric and gas utility business.

                   Total          Total                         Common
                 Operating      Operating      Earnings for      Stock
Quarters        Revenues (a)   Income (a)    Common Stock (a)   Dividends
                                     (in thousands)

  1996
    First        $235,714        $29,758         $19,653 (1)     $16,500
    Second        190,871         20,680          10,271 (2)      17,500
    Third         234,904         45,282          34,029 (3)      16,250
    Fourth        224,698         20,812           9,720 (4)      12,700

  1995
    First         $208,883        $20,869         $11,803 (5)    $17,500
    Second         182,110         19,873          11,653         17,500
    Third          241,449         49,227          40,368         17,500
    Fourth         200,677         16,060           2,957 (6)     18,500

(a) The quarterly amounts for total operating revenues, total operating income and earnings for common stock may not add to the total for the year due to rounding.

(1) Includes $.7 million of merger costs which reduced earnings for common stock by $.7 million.
(2) Includes $1.3 million of merger costs which reduced earnings for common stock by $1.1 million.
(3) Includes $2.3 million of merger costs and system conversion costs which reduced earnings for common stock by $1.6 million.
(4) Includes $2.8 million of merger costs and system conversion costs which reduced earnings for common stock by $1.7 million.
(5) Includes $5.8 million of voluntary separation program expenses which reduced earnings for common stock by $3.5 million.
(6) Includes $10.4 million of merger-related transaction expenses and write off of system development expenses which reduced earnings for common stock by $8.2 million.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None for CIPSCO or CIPS.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrants.

                                  CIPSCO

     The information required by Item 10 relating to each person who is a nominee for election as director at CIPSCO's 1997 Annual Meeting of Shareholders is to be set forth in CIPSCO's definitive proxy statement (the "CIPSCO Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with CIPSCO's 1997 Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the CIPSCO Proxy Statement. Information required by Item 10 relating to executive officers of CIPSCO is set forth under a separate caption "Executive Officers of CIPSCO" in Part I hereof.

                                   CIPS

     The information required by Item 10 relating to each person who is a nominee for election as director at CIPS' 1997 Annual Meeting of Shareholders is to be set forth in CIPS' definitive proxy statement (the "CIPS Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with CIPS' 1997 Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the CIPS Proxy Statement. Information required by Item 10 relating to executive officers of CIPS is set forth under a separate caption "Executive Officers of CIPS" in Part I hereof.


Item 11.  Executive Compensation.

                                  CIPSCO

     The information required by Item 11 is to be set forth in the CIPSCO Proxy Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive Compensation" and -- "Directors' Compensation" appearing in the CIPSCO Proxy Statement; provided, however, that no part of the information appearing under the portion of the CIPSCO Proxy Statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "Total Return Summary Based on Initial Investment of $100 on December 31, 1991" is deemed to be filed as part of this Form 10-K Annual Report.

                                   CIPS

     The information required by Item 11 is to be set forth in the CIPS Proxy Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors --
Executive Compensation" and -- "Directors' Compensation" appearing in the CIPS Proxy Statement; provided, however, that no part of the information appearing under the portion of the CIPS Proxy Statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "Total Return Summary Based on Initial Investment of $100 on December 31, 1991" is deemed to be filed as part of this Form 10-K
Annual Report.

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


Item 13.  Certain Relationships and Related Transactions.

                              CIPSCO AND CIPS

     CIPSCO is the parent company of CIPS. At December 31, 1996, CIPSCO owned 100% of the common stock of CIPS (representing 96% of the voting shares of CIPS). There are situations where CIPS interacts with its affiliated companies through the use of shared facilities, common employees and other business relationships. In these situations, CIPS receives payment in accordance with regulatory requirements for the services provided to affiliated companies.

     Each individual who is a member of the Board of Directors of CIPSCO is also a member of the Board of Directors of CIPS. Each of the officers of CIPSCO is also an officer of CIPS.

                                  PART IV

                              CIPSCO AND CIPS

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                         Page of this report
                                                             on Form 10-K
                                                                         Pro
                                                          CIPSCO   CIPS  Forma
(a) 1.  Financial statements
         Statements of Income for the years ended
         December 31, 1996, 1995 and 1994. . . . . . . .     38     64    -
         Statements of Retained Earnings for the years
         ended December 31, 1996, 1995 and 1994  . . . .     38     64    -
         Balance Sheets - December 31, 1996 and 1995 . .     39     65    -
         Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994. . . . . . . .     40     66    -
         Report of Independent Public Accountants. . . .     42     68    -
         Notes to Financial Statements . . . . . . . . .     43     69    -

        The CIPSCO consolidated financial statements, including notes, are not included in the CIPS
        Annual Report on Form 10-K.

(a) 2.  Schedules supporting financial statements. . . .      -      -    -

        All Financial Statement Schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.

(a) 3.  Unaudited Pro Forma Combined Condensed Financial
        Information of CIPSCO And Union Electric
           Balance Sheet - December 31, 1996 . . . . . .      -      -    84
           Statements of Income for the years ended
             December 31, 1996, 1995 and 1994. . . . . .      -      -    85
           Notes to Unaudited Pro Forma Combined
             Condensed Financial Statements. . . . . . .      -      -    88


                                                               Applicable to
                                                               Form 10-K of
                                                               CIPSCO   CIPS

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



                                                              Applicable to
                                                              Form 10-K of
Exhibits (Continued)                                          CIPSCO  CIPS

4   Indenture of Mortgage or Deed of Trust dated October
1, 1941, from CIPS to Continental Illinois National Bank and
Trust Company of Chicago and Edmond B. Stofft, as Trustees.
(Exhibit 2.01 in File No. 2-60232.)  Supplemental Indentures
dated, respectively September 1, 1947, January 1, 1949,
February 1, 1952, September 1, 1952, June 1, 1954,February 1,
1958, January 1, 1959, May 1, 1963, May 1, 1964, June 1, 1965,
May 1, 1967, April 1, 1970, April 1, 1971, September 1, 1971,
May 1, 1972, December 1, 1973, March 1, 1974, April 1, 1975,
October 1, 1976, November 1, 1976, October 1, 1978, August 1,
1979, February 1, 1980, February 1, 1986, May 15, 1992,
July 1, 1992, September 15, 1992, April 1, 1993, and June 1,
1995 between CIPS and the Trustees under the Indenture of
Mortgage or Deed of Trust referred to above (Amended Exhibit
7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File
No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353;
Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866;
Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02
in File No. 2-21345; Amended Exhibit 2.02 in File No. 2-22326;
Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02
in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388;
Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit 2.02
in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912;
Exhibit 2.03 in File No. 2-60232; Amended Exhibit 2.02 in
File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886;
Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit
2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No.
2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit
2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No.
33-3188; Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit
4.02 to Form 8-K dated July 1, 1992; Exhibit 4.02 to Form 8-K dated September 15, 1992; Exhibit 4.02 to Form 8-K dated March 30,
1993; Exhibit 4.03 to Form 8-K dated June 5, 1995.)  Incorporated
by Reference . . . . . . . . . . . . . . . . . . . . . . . . . . . .  X    X


                                                           Applicable to
                                                           Form 10-K of
                                                       CIPSCO   CIPS   Page(s)
Exhibits (Continued)

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

10.07  Amendment to Form of Excess Benefit Plan
       (Exhibit 10.07 filed with CIPSCO's and
       CIPS' 1995 Annual Report on Form 10-K.)
       Incorporated by Reference . . . . . . . . . . .    X       X      -

10.08  Form of Special Executive Retirement Plan
       (Exhibit 10.11 filed with CIPSCO's and
       CIPS' 1994 Annual Report on Form 10-K.)
       Incorporated by Reference . . . . . . . . . . .    X       X      -

10.09  Amendment to Form of Special Executive
       Retirement Plan (Exhibit 10.09 filed with
       CIPSCO's and CIPS' 1995 Annual Report
       on Form 10-K.)  Incorporated by Reference . . .    X       X      -

10.10  Stock Option Agreement, dated as of August
       11, 1995, by and between CIPSCO Incorporated
       and Union Electric Company.  (Exhibit
       10(a) filed with CIPSCO's and CIPS' Form
       10-Q for the quarter ended June 30, 1995.)
       Incorporated by Reference . . . . . . . . . . .    X       X      -



                                                         Applicable to
                                                          Form 10-K of
                                                       CIPSCO   CIPS   Page(s)

Exhibits (Continued)

10.11  Stock Option Agreement, dated as of August
       11, 1995, by and between Union Electric
       Company and CIPSCO Incorporated.  (Exhibit
       10(b) filed with CIPSCO's and CIPS' Form
       10-Q for the quarter ended June 30, 1995.)
       Incorporated by Reference . . . . . . . . . . .    X       X       -

12.01  Computation of Ratio of Earnings to Fixed
       Charges - CIPSCO. . . . . . . . . . . . . . . .    X               92

12.02  Computation of Ratio of Earnings to Fixed
       Charges - CIPS. . . . . . . . . . . . . . . . .            X       93

21     Subsidiaries of CIPSCO and CIPS . . . . . . . .    X       X       94

23.01  Consent of Independent Public Accountants -
       CIPSCO. . . . . . . . . . . . . . . . . . . . .    X               95

23.02  Consent of Independent Public Accountants -
       CIPS. . . . . . . . . . . . . . . . . . . . . .            X       96

24.01  Powers of Attorney - CIPSCO . . . . . . . . . .    X             97-103

24.02  Powers of Attorney - CIPS . . . . . . . . . . .            X    104-110

27.1   Financial Data Schedule of CIPSCO*. . . . . . .    X               -

27.2   Financial Data Schedule of CIPS*. . . . . . . .            X       -

99.01  Description of Capital Stock - CIPSCO . . . . .    X            111-113

99.02  Description of Capital Stock - CIPS . . . . . .            X    114-115

99.03  Cautionary Factors regarding Forward Looking
       Statements. . . . . . . . . . . . . . . . . . .    X       X    116-117


     Exhibits 10.01 through 10.11 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) hereof.



* Included in electronic filing only.


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

      5. CIPS Credit Agreements (effective February 12, 1997) with various banks providing $75,000,000 of unsecured long-term lines of credit.

(b)  Reports on Form 8-K


     Registrant               CIPSCO and CIPS

     Date of Report           Item Reported

     December 23, 1996        Item 5. Other Events.

                              Reports information regarding CIPS' coal contract restructuring, legislative issues related to utility restructuring in Illinois, competitive pressure affecting energy sales, and cautionary statements, assumptions and other factors related to forward-looking statements within the meaning of the Private Securities Litigation Act of 1995.


                            AMEREN CORPORATION
       UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION
                       OF CIPSCO AND UNION ELECTRIC



The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the merger. The unaudited pro forma combined condensed balance sheet at December 31, 1996 gives effect to the merger as if it had occurred at December 31, 1996. The unaudited pro forma combined condensed statements of income for each of the three years ended December 31, 1996, 1995 and 1994 give effect to the merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

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



                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                               BALANCE SHEET
                           AT DECEMBER 31, 1996
                          (Thousands of Dollars)

                                                     Pro Forma
                            As Reported  (Note 1)   Adjustments     Pro Forma
ASSETS                          UE          CIPSCO  (Notes 2, 9)     Combined
Property and plant
  Electric               $  8,630,628  $  2,244,571  $  376,896  $  11,252,095
  Gas                         185,867       242,664           -        428,531
  Other                        35,965             -           -         35,965
                         ____________  ____________  __________  _____________
                            8,852,460     2,487,235     376,896     11,716,591
  Less accumulated
   depreciation and
   amortization             3,656,890     1,099,261     267,895      5,024,046
                         ____________  ____________  __________  _____________
                            5,195,570     1,387,974     109,001      6,692,545

  Construction work
   in progress:
    Nuclear fuel in
     process                   96,147             -           -         96,147
    Other                      90,953        70,150       1,311        162,414
                         ____________  ____________  __________  _____________
         Total
          property and
          plant, net        5,382,670     1,458,124     110,312      6,951,106

  Regulatory assets:
    Deferred income
     taxes (Note 6)           692,171        42,035           -        734,206
    Other                     178,760        64,754           -        243,514
                         ____________  ____________  __________  _____________
         Total
          regulatory
          assets              870,931       106,789           -        977,720

Other assets:
  Unamortized debt
   expense                     10,591         2,871         591         14,053
  Nuclear
   decommissioning
   trust fund                  96,601             -           -         96,601
  Investments in
   nonregulated
   activities                       -       113,310           -        113,310
  Other                        27,377        25,624      (2,399)        50,602
                         _____________  ___________  ___________  ____________
         Total other
          assets               134,569      141,805      (1,808)       274,566
Current assets:
  Cash and temporary
   investments                   4,897        6,270       4,715         15,882
  Accounts receivable, net     192,868       56,473      19,344        268,685
  Unbilled revenue              76,190       30,126           -        106,316
  Materials and supplies,
   at average cost -
    Fossil fuel                 63,651       34,971       7,531        106,153
    Other                       94,517       38,806       4,630        137,953
  Other                         50,516       40,327       3,343         94,186
                          ____________  ___________  __________  _____________
         Total current
          assets               482,639      206,973      39,563        729,175
                          ____________  ___________  __________  _____________
Total Assets              $  6,870,809  $ 1,913,691  $  148,067  $   8,932,567
                          ============  ===========  ==========  =============
CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)   $    510,619  $   356,812  $ (866,059) $       1,372
  Other stockholders'
   equity (Note 2)           1,844,182      304,782     866,059      3,015,023
                          ____________  ___________  __________  _____________
         Total common
          stockholders'
          equity             2,354,801      661,594           -      3,016,395
  Preferred stock of
   subsidiary                  219,121       80,000           -        299,121
  Long-term debt             1,798,671      421,227     130,000      2,349,898
                          ____________  ___________  __________  _____________
         Total
          capitalization     4,372,593    1,162,821     130,000      5,665,414
Minority interest in
 consolidated subsidiary             -            -       3,534          3,534
Accumulated deferred
 income taxes                1,318,404      341,373      (6,682)     1,653,095
Accumulated deferred
 investment tax credits        160,342       48,885           -        209,227
Regulatory liability           203,822      100,350           -        304,172
Accumulated provision
 for nuclear
 decommissioning                98,274            -           -         98,274
Other deferred credits
 and liabilities               156,913       35,737       4,733        197,383
Current liabilities:
  Current maturity of
   long-term debt               73,966       58,000           -        131,966
  Short-term debt               11,300       57,768           -         69,068
  Accounts payable             170,383       62,774      13,600        246,757
  Wages payable                 39,966       10,294           -         50,260
  Taxes accrued                 95,478       13,692           8        109,178
  Interest accrued              45,173        8,432         416         54,021
  Other                        124,195       13,565       2,458        140,218
                          ____________  ___________  __________  _____________
         Total current
          liabilities          560,461      224,525      16,482        801,468
                          ____________  ___________  __________  _____________
Total Capital and
 Liabilities              $  6,870,809  $ 1,913,691  $  148,067  $   8,932,567
                          ============  ===========  ==========  =============

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                       YEAR ENDED DECEMBER 31, 1996
        (Thousands of Dollars Except Shares and Per Share Amounts)

                                           CIPSCO
                                           (As
                                  UE       Reported)  Pro Forma
                            (As Reported)  (Notes    Adjustments    Pro Forma
                           (Notes 1,4,10)   1,4)    (Notes 2,9)     Combined
                           _____________   _________  _________    ___________
OPERATING REVENUES:
  Electric                 $  2,160,815   $ 730,812   $ 175,313    $ 3,066,940
  Gas                            99,064     155,348           -        254,412
  Other                             485      10,555       1,113         12,153
                           _____________   _________  _________    ___________
       Total operating
        revenues              2,260,364     896,715     176,426      3,333,505

OPERATING EXPENSES:
  Operations
    Fuel and purchased power    512,832     274,215      93,158        880,204
    Gas Costs                    64,548      96,228           -        160,776
    Other                       379,106     146,588      18,304        543,998
                           _____________   _________  _________    ___________
                                956,485     517,031     111,462      1,584,978
  Maintenance                   223,632      61,461      17,110        302,203
  Depreciation and
   amortization                 241,298      87,397      15,665        344,360
  Income taxes (Note 7)         197,369      49,557       7,943        254,869
  Other taxes                   213,266      57,817       1,951        273,034
                           _____________   _________  _________    ___________
       Total operating
        expenses              1,832,050     773,263     154,131      2,759,444

OPERATING INCOME                428,314     123,452      22,295        574,061

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity
   funds used during
   construction                   6,492         378           -          6,870
  Minority interest in
  consolidated subsidiary             -           -      (4,875)       (4,875)
  Miscellaneous, net             (4,293)     (2,784)     (7,413)      (14,490)
                           _____________   __________  ________     __________
       Total other income
        and deductions,
        net                       2,199      (2,406)    (12,288)      (12,495)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS         430,513     121,046      10,007       561,566

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                      132,644      37,751      10,007       180,402
  Allowance for borrowed
   funds used during
   construction                  (7,007)       (483)          -        (7,490)
  Preferred dividends
   of subsidiaries (Note 8)      13,249       3,721           -        16,970
                          _____________   _________   _________    ___________
    Net interest charges
     and preferred
     dividends                  138,886      40,989      10,007       189,882

NET INCOME                $     291,627   $  80,057  $        -   $   371,684
                          ==============  =========  ==========   ===========

EARNINGS PER SHARE OF
 COMMON STOCK
 (BASED ON AVERAGE SHARES
   OUTSTANDING)                   $2.86       $2.35                     $2.71
                                  =====       =====                     =====

AVERAGE COMMON SHARES
 OUTSTANDING (Note 2)       102,123,834  34,069,542   1,022,086   137,215,462
                           ============  ==========   =========   ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                       YEAR ENDED DECEMBER 31, 1995
        (Thousands of Dollars Except Shares and Per Share Amounts)



                                UE         CIPSCO     Pro Forma
                          (As Reported) (As Reported) Adjustments   Pro Forma
                          (Notes 1,4,10)(Notes 1,3,4) (Notes 2,9)    Combined
                          _____________  __________  __________  ____________
OPERATING REVENUES:
  Electric                $  2,154,109   $  703,483  $  155,935  $  3,013,527
  Gas                           87,814      129,606           -       217,420
  Other                            441        9,173         362         9,976
                          _____________  __________  __________  ____________
       Total operating
        revenues             2,242,364      842,262     156,297     3,240,923

OPERATING EXPENSES:
  Operations
    Fuel and purchased power   504,815      248,226      70,910       823,951
    Gas Costs                   51,251       74,054           -       125,305
    Other                      367,870      155,368      19,148       542,386
                          _____________  __________  __________  ____________
                               923,936      477,648      90,058     1,491,642
  Maintenance                  221,609       67,996      17,941       307,546
  Depreciation and
   amortization                233,237       83,263      15,747       332,247
  Income taxes (Note 7)        209,541       45,772       7,857       263,170
  Other taxes                  212,145       56,613       1,912       270,670
                          _____________  __________  __________  ____________
       Total operating
        expenses             1,800,468      731,292     133,515     2,665,275

OPERATING INCOME               441,896      110,970      22,782       575,648

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity
   funds used during
   construction                  6,827          889           -         7,716
  Minority interest in
   consolidated subsidiary           -            -      (4,558)       (4,558)
  Miscellaneous, net            (5,981)      (2,298)     (7,908)      (16,187)
                          _____________  ___________  _________   ____________
       Total other income and
        deductions, net            846       (1,409)    (12,466)       13,029

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS        442,742      109,561      10,316       562,619

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                     134,741       33,769      10,316       178,826
  Allowance for borrowed
   funds used during
   construction                 (6,106)         (73)          -        (6,179)
  Preferred dividends
   of subsidiaries (Note 8)     13,250        3,850           -        17,100
                          _____________  ___________  _________   ___________
    Net interest charges
     and preferred
     dividends                 141,885       37,546      10,316       189,747

NET INCOME                $    300,857   $   72,015    $      -    $  372,872
                          =============  ===========  =========   ===========

EARNINGS PER SHARE
 OF COMMON STOCK
 (BASED ON AVERAGE
  SHARES OUTSTANDING)            $2.95        $2.11                     $2.72
                                 =====        =====                     =====

AVERAGE COMMON SHARES
 OUTSTANDING (Note 2)      102,123,834   34,069,542   1,022,086   137,215,462
                           ============  ==========  ==========   ===========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                       YEAR ENDED DECEMBER 31, 1994
        (Thousands of Dollars Except Shares and Per Share Amounts)



                               UE          CIPSCO       Pro Forma
                         (As Reported)  (As Reported)  Adjustments   Pro Forma
                            (Note 1)      (Note 1)    (Notes 2,9)    Combined
                         _____________  _____________  __________ ____________
OPERATING REVENUES:
  Electric                $  2,137,355  $  697,427     $ 200,730  $ 3,035,512
  Gas                           86,109     138,418             -      224,527
  Other                            474       8,770           188        9,432
                         _____________  _____________  __________ ___________
       Total operating
        revenues             2,223,938     844,615       200,918    3,269,471

OPERATING EXPENSES:
  Operations
    Fuel and purchased power   497,384     251,867       113,166      862,417
    Gas Costs                   60,096      85,043             -      145,139
    Other                      375,570     140,068        19,952      535,590
                         _____________  _____________  __________ ___________
                               933,050     476,978       133,118    1,543,146
  Maintenance                  197,760      65,176        19,076      282,012
  Depreciation and
   amortization                226,045      81,099        13,776      320,920
  Income taxes (Note 7)        206,421      49,082         9,739      265,242
  Other taxes                  210,476      56,017         1,929      268,422
                         _____________  _____________  __________ ___________
       Total operating
        expenses             1,773,752     728,352       177,638    2,679,742

OPERATING INCOME               450,186     116,263        23,280      589,729

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity
   funds used during
   construction                  5,767        630              -        6,397
  Minority interest in
   consolidated subsidiary           -          -         (5,554)      (5,554)
  Miscellaneous, net               403      3,502         (8,297)      (4,392)
                          ____________  _____________  ___________ ___________
       Total other income
        and deductions, net      6,170      4,132        (13,851)      (3,549)

INCOME BEFORE INTEREST CHARGES
AND PREFERRED DIVIDENDS        456,356    120,395          9,429      586,180

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                     141,112     33,220          9,429      183,761
  Allowance for borrowed
   funds used during
   construction                 (5,513)      (289)             -       (5,802)
  Preferred dividends of
   subsidiaries (Note 8)        13,252      3,510              -       16,762
                          _____________  _____________  ___________ _________
    Net interest charges
     and preferred
     dividends                 148,851     36,441          9,429      194,721

NET INCOME                $    307,505   $ 83,954       $      -    $ 391,459
                          =============  =============  =========== =========

EARNINGS PER SHARE
 OF COMMON STOCK
 (BASED ON AVERAGE SHARES
   OUTSTANDING)                  $3.01      $2.46                       $2.85
                                 =====      =====                       =====

AVERAGE COMMON SHARES
 OUTSTANDING (Note 2)      102,123,834 34,106,585        1,023,198 137,253,617
                          ============ ===============  =========== ==========


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            AMEREN CORPORATION

   NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS



 1. Reclassifications were made to certain "as reported" account balances reflected in CIPSCO's and Union Electric's financial statements to conform to this reporting presentation (See Notes 6, 7 and 8). All other financial statement presentation and accounting policy differences were immaterial and were not adjusted in the pro forma combined condensed financial statements.

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

 3. CIPSCO's net income for the year ended December 31, 1995 included pre-tax charges of $5.8 million for the voluntary separation program, and a pretax charge of $5.7 million for merger-related write-offs involving previously deferred system development costs.

 4. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings, resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including fees for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings or the costs to achieve such savings have been reflected in the pro forma combined condensed financial statements. However, net income for the twelve months ended December 31, 1996 and 1995, included merger-related costs of $7.9 million and $9 million, net of income taxes, for Union Electric, and $4.9 million and $4.7 million, net of income taxes, for CIPSCO, respectively.

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

10. Net income for the twelve months ended December 31, 1996 and 1995 included credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $47 and $30 million, respectively.


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

Date:  March 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                          Title

Principal Executive Officer:

/s/  C. L. GREENWALT
     C. L. GREENWALT     President and Chief Executive Officer
                           and Director

Principal Financial Officer:

/s/  W. A. KOERTNER
     W. A. KOERTNER      Vice President, Chief Financial Officer,
                           Secretary, and as Attorney-in-Fact*

Principal Accounting Officer:

/s/  F. J. KINSINGER
     F. J. KINSINGER          Controller and Chief Accounting Officer

JOHN L. HEATH*           Director
ROBERT W. JACKSON*       Director
GORDON R. LOHMAN*        Director
RICHARD A. LUMPKIN*      Director
HANNE M. MERRIMAN*       Director
THOMAS L. SHADE*         Director
JAMES W. WOGSLAND*       Director

Date:  March 10, 1997


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

Date:  March 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                          Title

Principal Executive Officer:

/s/  C. L. GREENWALT
     C. L. GREENWALT     President and Chief Executive Officer
                           and Director

Principal Financial Officer:

/s/  W. A. KOERTNER
     W. A. KOERTNER      Vice President and Secretary, and as
Attorney-in-Fact*

Principal Accounting Officer:

/s/  F. J. KINSINGER
     F. J. KINSINGER          Controller

JOHN L. HEATH*           Director
ROBERT W. JACKSON*       Director
GORDON R. LOHMAN*        Director
RICHARD A. LUMPKIN*      Director
HANNE M. MERRIMAN*       Director
THOMAS L. SHADE*         Director
JAMES W. WOGSLAND*       Director

Date:  March 10, 1997