Form 10-Q
period 1997-03-31
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1997-05-14
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997

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

CIPSCO INCORPORATED   Common stock, no par value, 34,069,542 shares
                      outstanding April 30, 1997

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    Common stock, no par value, 25,452,373
                    shares outstanding and held by
                    CIPSCO INCORPORATED at April 30, 1997

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

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

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Exhibit 12
The unaudited interim financial statements presented herein include the consolidated statements of CIPSCO Incorporated and Subsidiaries ("Company") as well as separate financial statements for Central Illinois Public Service Company ("CIPS"). The unaudited statements have been prepared by the Company and CIPS, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company and CIPS believe the disclosures are adequate to make the information presented not misleading. Both the Company's consolidated financial statements and the CIPS financial statements should be read in conjunction with the financial statements and notes thereto included in the combined Annual Report on Form 10-K of CIPSCO Incorporated and CIPS for the year ended December 31, 1996.

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended March 31, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Note: Information included herein which relates solely to CIPSCO
      Incorporated is provided solely by CIPSCO Incorporated and not by Central Illinois Public Service Company and shall be deemed not included in the Quarterly Report on Form 10-Q of Central Illinois Public Service Company.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Income
               For the Periods Ended March 31, 1997 and 1996
                  (in thousands except per share amounts)
                                (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       ______________________

                                                          1997      1996
                                                        ________  ________

Operating Revenues:
  Electric . . . . . . . . . . . . . . . . . . . . .    $160,862  $171,288
  Gas. . . . . . . . . . . . . . . . . . . . . . . .      61,138    64,418
  Investment . . . . . . . . . . . . . . . . . . . .       3,343     2,173
                                                        ________  ________
     Total operating revenues. . . . . . . . . . . .     225,343   237,879
                                                        ________  ________
Operating Expenses:
  Fuel for electric generation . . . . . . . . . . .      52,679    56,148
  Purchased power. . . . . . . . . . . . . . . . . .       4,934    13,121
  Gas costs. . . . . . . . . . . . . . . . . . . . .      40,330    41,197
  Other operation. . . . . . . . . . . . . . . . . .      39,902    34,635
  Maintenance. . . . . . . . . . . . . . . . . . . .      14,871    11,436
  Depreciation and amortization. . . . . . . . . . .      22,610    20,913
  Taxes other than income taxes. . . . . . . . . . .      16,068    16,013
                                                        ________  ________
     Total operating expenses. . . . . . . . . . . .     191,394   193,463
                                                        ________  ________
Operating Income . . . . . . . . . . . . . . . . . .      33,949    44,416
                                                        ________  ________

Interest and Other Charges:
  Interest on long-term debt of subsidiary . . . . .       7,801     8,279
  Other interest charges . . . . . . . . . . . . . .         629       443
  Allowance for funds used during construction . . .        (492)      (26)
  Preferred stock dividends of subsidiary. . . . . .         913       939
  Miscellaneous, net . . . . . . . . . . . . . . . .          71       203
                                                        ________  ________
Total interest and other charges . . . . . . . . . .       8,922     9,838
                                                        ________  ________

Income Before Income Taxes . . . . . . . . . . . . .      25,027    34,578
                                                        _________ ________
Income Taxes . . . . . . . . . . . . . . . . . . . .       9,476    13,460
                                                        ________  ________
Net Income . . . . . . . . . . . . . . . . . . . . .    $ 15,551  $ 21,118
                                                        ========  ========

Average Shares of Common Stock Outstanding . . . . .      34,070    34,070

Earnings per Average Share of Common Stock . . . . .    $    .46  $    .62



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    March 31,1997 and December 31, 1996
                              (in thousands)


                                               March 31,    December 31,
                                                 1997          1996
                                             _____________  ____________
                                              (unaudited)
              ASSETS

Utility Plant, at original cost:
  Electric.................................  $2,259,660     $2,244,571
  Gas......................................     244,269        242,664
                                             __________     __________
                                              2,503,929      2,487,235
  Less-Accumulated depreciation............   1,107,047      1,099,261
                                             __________     __________
                                              1,396,882      1,387,974
  Construction work in progress............      58,506         70,150
                                             __________     __________
                                              1,455,388      1,458,124
                                             __________     __________
Current Assets:
  Cash.....................................       4,874          2,287
  Temporary investments, at cost which
   approximates market.....................       2,775          3,983
  Accounts receivable, net.................      69,952         74,693
  Accrued unbilled revenues................      21,320         30,126
  Materials and supplies, at average cost..      39,177         38,806
  Fuel for electric generation, at
   average cost............................      27,006         21,610
  Gas stored underground, at average cost..       7,992         13,361
  Prepayments..............................      13,040         14,403
  Other current assets.....................       8,263          7,704
                                             __________     __________
                                                194,399        206,973
                                             __________     __________
Regulatory Assets..........................     134,380         64,754
                                             __________     __________
Investments and Other Assets:
  Marketable securities....................      52,912         51,293
  Leveraged leases and energy investments..      62,918         62,017
  Other....................................      29,743         28,495
                                             __________     __________
                                                145,573        141,805
                                             __________     __________
                                             $1,929,740     $1,871,656
                                             ==========     ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity..............  $  659,404     $  661,594
  Preferred stock of subsidiary............      80,000         80,000
  Long-term debt of subsidiary.............     493,303        421,227
                                             __________     __________
                                              1,232,707      1,162,821
                                             __________     __________

Current Liabilities:
  Long-term debt of subsidiary due
   within one year.............                  58,000         58,000
  Short-term borrowings....................      41,025         57,768
  Accounts payable.........................      49,116         62,774
  Accrued wages............................      11,485         10,294
  Accrued taxes............................      23,503         13,692
  Accrued interest.........................       9,202          8,432
  Other....................................      54,166         49,302
                                             __________     __________
                                                246,497        260,262
                                             __________     __________

Deferred Credits:
  Accumulated deferred income taxes........     341,792        341,373
  Investment tax credits...................      48,052         48,885
  Regulatory liabilities, net..............      60,692         58,315
                                             __________     __________
                                                450,536        448,573
                                             __________     __________
                                             $1,929,740     $1,871,656
                                             ==========     ==========


The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               For the Periods Ended March 31, 1997 and 1996
                              (in thousands)
                                (unaudited)


                                               Three Months Ended
                                                    March 31,
                                             __________________________
                                                1997           1996
                                             __________     __________
Operating Activities:
  Net income..............................   $   15,551     $   21,118
  Adjustments to reconcile net income to
   net cash provided (used in):
    Depreciation and amortization.........       22,610         20,913
    Allowance for equity funds used
     during construction (AFUDC)..........         (217)           (11)
    Deferred income taxes, net............          419            561
    Investment tax credit amortization....         (833)          (837)
Cash flows impacted by changes in assets..
     and liabilities:
    Accounts receivable, net and accrued
     unbilled revenues....................       13,547         (8,303)
    Fuel for electric generation..........       (5,396)        13,306
    Other inventories.....................        4,998          4,616
    Prepayments...........................        1,363          1,587
    Other assets..........................       (1,807)          (321)
    Accounts payable and other liabilities       (8,794)           134
    Accrued wages, taxes and interest.....       11,772         15,174
  Coal contract restructuring charge......      (71,795)             -
  Other...................................        4,478          2,491
                                             __________     __________
    Net cash provided by (used in)
     operating activities.................      (14,104)        70,428
                                             __________     __________
Investing Activities:
  Utility construction expenditures,
   excluding AFUDC........................      (19,059)       (14,754)
  Allowance for borrowed funds used
   during construction....................         (275)           (15)
  Changes in temporary investments........        1,208          1,246
  Long-term marketable securities.........       (1,619)          (977)
  Long-term leveraged leases and energy
   investments............................         (901)          (710)
                                             __________     __________
    Net cash used in investing activities.      (20,646)       (15,210)
                                             __________     __________
Financing Activities:
  Common stock dividends paid.............      (17,716)       (17,375)
  Proceeds from issuance of long-term
   debt of subsidiary.....................       72,000              -
  Proceeds from issuance of (repayment)
   of short-term borrowings...............      (16,743)       (36,926)
  Issuance expense, discount and premium..         (204)            (3)
                                             __________     __________
    Net cash provided by (used in)
     financing activities.................       37,337        (54,304)
                                             __________     __________

  Net increase (decrease) in cash.........        2,587            914
  Cash at beginning of period.............        2,287          1,088
                                             __________     __________
  Cash at end of period...................   $    4,874     $    2,002
                                             ==========     ==========

Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized..   $    7,692     $    9,122
    Income taxes..........................   $    2,200     $      325



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           Statements of Income
               For the Periods Ended March 31, 1997 and 1996
                              (in thousands)
                                (unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                       _____________________
                                                         1997      1996
                                                       ________  ________
Operating Revenues:
  Electric . . . . . . . . . . . . . . . . . . . .     $160,868  $171,295
  Gas. . . . . . . . . . . . . . . . . . . . . . .       61,139    64,419
                                                       ________  ________
     Total operating revenues. . . . . . . . . . .      222,007   235,714
                                                       ________  ________

Operating Expenses:
  Fuel for electric generation. . . . . . . . . . .      52,679    56,148
  Purchased power . . . . . . . . . . . . . . . . .       4,934    13,121
  Gas costs . . . . . . . . . . . . . . . . . . . .      40,330    41,197
  Other operation . . . . . . . . . . . . . . . . .      39,551    34,291
  Maintenance . . . . . . . . . . . . . . . . . . .      14,870    11,435
  Depreciation and amortization . . . . . . . . . .      22,491    20,785
  Taxes other than income taxes . . . . . . . . . .      16,061    16,008
  Income taxes:
    Current . . . . . . . . . . . . . . . . . . . .      12,520    16,590
    Deferred, net . . . . . . . . . . . . . . . . .      (3,123)   (2,782)
    Deferred investment tax credits, net. . . . . .        (834)     (837)
                                                       ________  ________
     Total operating expenses . . . . . . . . . . .     199,479   205,956
                                                       ________  ________
Operating Income . . . . . . . . . . . . . . . . .       22,528    29,758
                                                       ________  ________

Other Income and Deductions:
  Allowance for equity funds used during
  construction . . . . . . . . . . . . . . . . . . .        217        11
  Nonoperating income taxes. . . . . . . . . . . . .       (200)     (298)
  Miscellaneous, net . . . . . . . . . . . . . . . .        (25)     (172)
                                                       ________  ________
     Total other income and deductions . . . . . . .         (8)     (459)
                                                       ________  ________
Income Before Interest Charges . . . . . . . . . . .     22,520    29,299
                                                       ________  ________

Interest Charges:
  Interest on long-term debt . . . . . . . . . . . .      7,801     8,279
  Other interest charges . . . . . . . . . . . . . .        628       443
  Allowance for borrowed funds used during
  construction . . . . . . . . . . . . . . . . . . .       (275)      (14)
                                                       ________  ________
      Total interest charges . . . . . . . . . . . .      8,154     8,708
                                                       ________  ________

Net Income . . . . . . . . . . . . . . . . . . . . .     14,366    20,591
Preferred Stock Dividends. . . . . . . . . . . . . .        913       938
                                                       ________  ________
Earnings for Common Stock. . . . . . . . . . . . . .   $ 13,453  $ 19,653
                                                       ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                   March 31, 1997 and December 31, 1996
                              (in thousands)


                                                March 31,   December 31,
                                                  1997          1996
                                             _____________  ____________
                                              (unaudited)
              ASSETS

Utility Plant, at original cost:
  Electric................................   $2,259,660     $2,244,571
  Gas.....................................      244,269        242,664
                                             __________     __________
                                              2,503,929      2,487,235
  Less-Accumulated depreciation...........    1,107,047      1,099,261
                                             __________     __________
                                              1,396,882      1,387,974
  Construction work in progress...........       58,506         70,150
                                             __________     __________
                                              1,455,388      1,458,124
                                             __________     __________
Current Assets:
  Cash....................................        4,718          2,261
  Accounts receivable, net................       70,013         74,761
  Accrued unbilled revenues...............       21,320         30,126
  Materials and supplies, at average cost.       39,177         38,806
  Fuel for electric generation, at
   average cost...........................       27,006         21,610
  Gas stored underground, at average cost.        7,992         13,361
  Prepayments.............................       12,988         14,323
  Other current assets....................        8,263          7,704
                                             __________     __________
                                                191,477        202,952
                                             __________     __________
Regulatory Assets.........................      134,380         64,754
                                             __________     __________
Other Assets..............................       28,517         27,488
                                             __________     __________
                                             $1,809,762     $1,753,318
                                             ==========     ==========
    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity.............   $  577,153     $  581,224
  Preferred stock.........................       80,000         80,000
  Long-term debt..........................      493,303        421,228
                                             __________     __________
                                              1,150,456      1,082,452
                                             __________     __________
Current Liabilities:
  Long-term debt due within one year......       58,000         58,000
  Short-term borrowings...................       41,025         57,768
  Accounts payable........................       48,502         62,243
  Accrued wages...........................       11,485         10,279
  Accrued taxes...........................       27,382         13,943
  Accrued interest........................        9,202          8,432
  Other...................................       54,166         49,301
                                             __________     __________
                                                249,762        259,966
                                             __________     __________
Deferred Credits:
  Accumulated deferred income taxes.......      300,800        303,700
  Investment tax credits..................       48,052         48,885
  Regulatory liabilities, net.............       60,692         58,315
                                             __________     __________
                                                409,544        410,900
                                             __________     __________
                                             $1,809,762     $1,753,318
                                             ==========     ==========


The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
               For the Periods Ended March 31, 1997 and 1996
                              (in thousands)
                                (unaudited)


                                                   Three Months Ended
                                                       March 31,
                                               _______________________

                                                  1997         1996
                                               __________   __________

Operating Activities:
  Net income................................   $ 14,366     $   20,591
  Adjustments to reconcile net income
   to net cash provided (used in):
    Depreciation and amortization...........     22,491         20,785
    Allowance for equity funds used during
     construction (AFUDC)...................       (217)           (11)
    Deferred income taxes, net..............     (2,900)        (2,782)
    Investment tax credit amortization......       (833)          (837)
Cash flows impacted by changes in assets
 and liabilities:
    Accounts receivable, net and accrued
     unbilled revenues......................     13,554         (8,153)
    Fuel for electric generation............     (5,396)        13,306
    Other inventories.......................      4,998          4,616
    Prepayments.............................      1,335          1,252
    Other assets............................     (1,588)            49
    Accounts payable and other liabilities..     (8,876)          (716)
    Accrued wages, taxes and interest.......     15,415         19,383
  Coal contract restructuring charge........    (71,795)             -
  Other.....................................      4,621          2,631
                                               _________    _________
    Net cash provided by (used in)
     operating activities...................    (14,825)        70,114
                                               _________    _________

Investing Activities:
  Construction expenditures, excluding AFUDC (19,059) (14,754) Allowance for borrowed funds used during..
   construction.............................       (275)          (14)
                                               _________    _________
    Net cash used in investing activities...    (19,334)      (14,768)
                                               _________    _________

Financing Activities:
  Proceeds from issuance of long-term debt..     72,000             -
  Proceeds from issuance of (repayment)
   of short-term borrowings.................    (16,743)      (36,926)
Dividends paid:
    Preferred stock.........................       (937)         (952)
    Common stock............................    (17,500)      (16,500)
  Issuance expense, discount and premium....       (204)           (3)
                                               _________    _________
    Net cash provided by (used in)
     financing activities...................      36,616      (54,381)
                                               _________    _________
  Net increase (decrease) in cash...........       2,457          965
  Cash at beginning of period...............       2,261        1,006
                                               _________    _________
  Cash at end of period.....................   $   4,718    $   1,971
                                               =========    =========
Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized....   $   7,692    $   9,122
    Income taxes............................   $   1,183    $     204



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (unaudited)




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

The financial statements of CIPS, a subsidiary of CIPSCO, include only the accounts of CIPS. Certain items previously reported for periods prior to 1997 have been reclassified to conform with the current-period presentation.


Note 2.  COMMITMENTS AND CONTINGENCIES
______________________________________

ENVIRONMENTAL REMEDIATION COSTS - CIPS has identified 13 sites where it and certain of its predecessors and other affiliates previously operated facilities that manufactured gas from coal. This manufacturing produced various potentially harmful by-products which may remain on some of the sites. One site was added to the United States Environmental Protection Agency Superfund list in 1990. A ground water pump-and-treat remediation program being conducted at the site has received applicable approvals.

CIPS has received cash settlements from certain of its insurance carriers for, among other things, costs incurred by CIPS in connection with the manufactured gas plant sites. In addition, in 1993, CIPS collected $2.9 million for such costs under environmental adjustment clause rate riders (riders) approved by the Illinois Commerce Commission (the "Illinois commission").

Costs relating to studies and remediation at the 13 sites and associated legal and litigation expenses are being accrued and deferred rather than expensed currently. This is being done pending recovery through rates or from other parties. Through March 31, 1997, $50.0 million had been deferred representing costs incurred and the estimates for costs of completing studies at various sites and an estimate of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $12.4 million at March 31, 1997.

The Illinois commission has instituted a reconciliation proceeding to review CIPS' environmental remediation activities in 1993, 1994 and 1995 and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently incurred. Amounts found to have been incorrectly included under the riders would be subject to refund. This proceeding is expected to indicate what incurred or accrued costs are appropriate to defer for future rider recovery and how insurance recoveries should be allocated to such environmental costs.

Management believes that any costs incurred in connection with the sites that are not recovered from others will be recovered through the environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations, or liquidity of the Company or CIPS.

LABOR ISSUES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $16 million.
An administrative law judge of the NLRB has ruled that the lockout was unlawful. On July 23, 1996, the Company appealed to the NLRB. Management believes the lockout was both lawful and reasonable and that the final resolution of the issues will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. CIPS successfully negotiated renewed contracts with both unions in 1996 which extend through June 30, 1999.

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

Note 3.  REGULATORY MATTERS
___________________________

The operations of CIPS are subject to the regulation of the Illinois commission and the Federal Energy Regulatory Commission ("FERC") . Accordingly, its accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue to CIPS associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of March 31, 1997 relate to the following:


                Description                                     Amount
                ___________                                     ______
                                                            (in thousands)

Regulatory Assets:
   Coal contract restructuring charge                        $    69,824
   Undepreciated plant costs                                      39,705
   Unamortized costs related to reacquired debt                   11,910
   Deferred environmental remediation costs                       12,445
   Take-or-Pay costs                                                 496
                                                             ___________
     Regulatory Assets                                       $   134,380
                                                             ===========

Regulatory Liabilities:
   SFAS 109 - Income Taxes, net                              $    57,551
   Clean Air Act allowances, net                                   3,141
                                                             ___________

     Regulatory Liabilities, Net                             $    60,692
                                                             ===========


SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" amends SFAS No. 71 and imposes a stricter criteria for retention of regulatory assets by requiring that such assets be probable of recovery through future revenues at each balance sheet date. The Company continually assesses the recoverability of its regulatory assets, and if all, or a separable portion of CIPS' operations becomes no longer subject to the provisions of SFAS No. 71, a write off of all or a portion of the related regulatory assets and liabilities may be required. In addition, a determination would have to be made regarding the impairment and writedown of certain assets.


Note 4.  COAL CONTRACT RESTRUCTURING
_____________________________________

In 1996 CIPS and a major coal supplier for Newton and Grand Tower power stations restructured a long-term coal contract. Under the restructuring, CIPS paid the supplier a $70 million restructuring charge (plus interest from November 1, 1996) in the first quarter of 1997; is purchasing at market prices low-sulfur, out-of-state coal through the supplier (in substitution for the high-sulfur Illinois coal CIPS was obligated to purchase under the original contract); and obtained options for future purchases of low-sulfur, out-of-state coal from the supplier in 1997 through 1999 at set negotiated prices.

By switching to low-sulfur coal, CIPS was able to discontinue operating the Newton Unit 1 scrubber. The benefits of the restructuring include lower cost coal, avoidance of significant capital expenditures to renovate the scrubber, and elimination of scrubber operating and maintenance costs (offset by scrubber costs of removal). The net benefits of the restructuring are expected to exceed $100 million dollars over the next 10 years.

In December 1996, CIPS obtained an order of the Illinois commission approving the switch to out-of-state coal, recovery of the restructuring charge plus associated carrying costs through the fuel adjustment clause
(FAC) over six years, and continued recovery in rates of the undepreciated scrubber investment plus costs of removal. On February 28, 1997, a group of industrial customers (who also intervened in the proceeding before the Illinois commission) filed an appeal of the order with the Illinois Third District Appellate Court. The industrial customers have asked the court to reverse or remand that part of the order authorizing CIPS to recover the restructuring charge through the FAC.

The Company believes the Illinois commission order in this matter is lawful and proper, will vigorously defend its position, and believes that the order will be upheld. If the industrial customers should prevail, CIPS may be required to cease FAC recovery of the restructuring charge, and could be required to refund any portion of the restructuring charge that had been collected through the FAC. In such an event, CIPS could initiate a rate filing seeking new base rates designed to recover the restructuring charge. The Company believes that recovery of the restructuring charge is probable, and the related regulatory assets recorded in the matter are in compliance with SFAS No. 71 as amended by SFAS No. 121 (See Note 3 to Condensed Notes to Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company and Union Electric Company entered into a Merger Agreement dated August 11, 1995. Information concerning the agreement is included in
Part II, Item 5. Other Information of this report. CIPSCO's and Union Electric Company's proposed merger is awaiting certain regulatory and governmental approvals and is expected to be completed by year-end 1997. Stockholders at both companies approved the merger on December 20, 1995, and the Missouri Public Service Commission approved the merger on February 21, 1997. The Illinois Commerce Commission (Illinois commission), the Federal Energy Regulatory Commission (FERC) and various other federal agencies are expected to issue decisions on the merger later this year. On April 30 ,1997, the presiding administrative law judge in the FERC case issued an initial decision finding that, subject to certain conditions, the merger between CIPSCO and Union Electric Company is in the public interest and should be approved. The conditions concern certain power and transmission service agreements with other utilities. A final order from the FERC is expected later this year.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries ("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1997-2001 period will be about $482 million. The projected 5-year amounts include up to $28 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990. Capital requirements for the 1997-2001 period are expected to be met primarily through internally generated funds. In addition to funds required to refinance maturing short-term and long-term borrowings, external financing requirements are expected to total about $175 million for the 1997-2001 period which include amounts for projected construction expenditures and the coal contract restructuring payment.

CIPS currently has authority from the Illinois commission to issue or incur up to $200 million of first mortgage bonds, medium-term notes and bank borrowings through December 31, 1998. As of March 31, 1997, a total of $75 million of such authority is utilized. Registration statements covering $200 million of first mortgage bonds and medium-term notes have been filed with the Securities and Exchange Commission. As of March 31, 1997, securities totaling $45 million have been issued under the authority granted in these registration statements.

Common stock dividends paid for the twelve months ended March 31, 1997, resulted in a payout ratio of 95% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders equalled 80% of net cash provided by operating activities for the same period.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the three-month periods ended March 31, 1997 and 1996 are as follows:

                                                 Three Months Ended
                                                     March 31,
                                             _________________________
                                                  (in thousands)
The Company:                                    1997           1996
                                             _________      _________
  Common Shareholders' Equity

Net income                                   $ 15,551       $ 21,118
Common stock dividends paid                   (17,716)       (17,375)
Other                                             (25)           431
                                             ________       ________
  Change in Shareholders' Equity             $ (2,190)      $  4,174
                                             ========       ========

                                                 Three Months Ended
                                                     March 31,
                                             _________________________
                                                  (in thousands)
CIPS:                                           1997           1996
                                             _________      _________
  Common Shareholder's Equity

Earnings for common stock                    $ 13,453       $ 19,653
Common stock dividends paid                   (17,500)       (16,500)
Other                                             (24)           (14)
                                             ________       ________
  Change in Shareholder's Equity             $ (4,071)      $  3,139
                                             ========       ========

OVERVIEW

The Company's earnings per share were $.46 for the quarter ended March 31, 1997, compared to $.62 per share earned during the same period in 1996. The decrease reflects lower sales to residential customers due to milder weather in the first quarter of 1997 compared to 1996; unusual costs including business restructuring, system conversions and two planned maintenance outages at power stations.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months ended March 31, 1997 and 1996 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                              First Quarter
                                              Ended March 31,
                                        ____________________________
                                               (in thousands)
                                          1997                1996
                                        ________            ________
CIPS
  Electric operating
   margin                               $ 97,425            $ 95,974
  Gas operating margin                    17,368              19,699
  Other deductions and
   interest expenses                    (100,427)            (95,082)

  CIPS preferred stock
   dividends                                (913)               (938)
                                        ________            ________
    Total earnings
     for common stock                     13,453              19,653
                                        ________            ________

NON-UTILITY
  Investment revenues                      3,294               2,141
  Other deductions
   and expenses                           (1,196)               (676)
                                        ________            ________
    Total non-utility
     net income                            2,098               1,465
                                        ________            ________
Consolidated net income                 $ 15,551            $ 21,118
                                        ========            ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months ended March 31, 1997, compared to the same period in 1996 are presented below.

   The Company
                             Net Income
                           (in thousands)          Earnings Per Share
                           ______________          __________________
                            Three Months              Three Months
                            ____________              ____________

     1997                      $15,551                   $ .46
     1996                       21,118                     .62
                               _______                   _____
     Decrease                  $(5,567)                  $(.16)

     Percent Decrease              (26)%                   (26)%

   CIPS

                                        Earnings for Common Stock
                                             (in thousands)
                                        _________________________
                                              Three Months
                                              ____________

     1997                                       $13,453
     1996                                        19,653
                                                _______
     Decrease                                   $(6,200)
                                                =======

     Percent Decrease                               (32)%

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues declined 6% in the first quarter of 1997 compared to the first quarter of 1996 reflecting a decline in KWH sales due principally to milder weather conditions in 1997. KWH sales decreased 8%, due to a 12% reduction in heating degree days in the first quarter of 1997. Power supply agreement revenues for the first quarter of 1997 improved 10% over the first quarter 1996 due to increased sales of energy resulting from pricing adjustments to two agreements. Economy and emergency interchange sales decreased 37% in the first quarter of 1997 over the same period in 1996 due to accounting for certain interchange transactions as transmission service, in compliance with FERC Order No. 888 on open transmission access, rather than as purchase and resale transactions as was done in 1996 prior to FERC Order No. 888 being effective.

The changes in electric revenue and KWH sales are shown below:

                                   CHANGES IN ELECTRIC REVENUE AND
                                         KILOWATTHOUR SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
                              ___________________________________________
                                           First Quarter
                              ___________________________________________
                              Revenue   Rev %        KWH      KWH %
                              _______   _____     _________   _____

Residential                   $ (2,948)  (5)%      (41,675)    (5)%
Commercial                        (813)  (2)         2,118      -
Industrial                      (1,452)  (5)       (12,184)    (2)
Public Authorities
 and Other                         320    6          5,488     14
                              ________             _______
  Total Retail                $ (4,893)  (4)%      (46,253)    (2)%

Power Supply
 Agreements                   $  1,826   10 %      112,064     30 %
Interchange Sales
 (economy/emergency)            (7,044) (37)      (358,555)   (38)
Cooperatives and
 Municipals                       (315)  (5)        (5,414)    (4)
                              ________             _______
  Total Sales for
   Resale                     $ (5,526) (13)%     (251,905)   (17)%
                              ________             _______
  Total                       $(10,426)  (6)%     (298,158)    (8)%
                              ========            ========

Gas revenues declined 5% in the first quarter of 1997 compared to the same period in 1996 due principally to lower therm sales caused by milder weather in 1997. Residential and commercial gas revenues declined 7% and 9%, respectively, for the first quarter of 1997 compared to 1996. Industrial revenues increased 5%, primarily attributable to higher purchased gas costs which flow through to revenues through the Purchased Gas Adjustment clause (PGA). Gas transportation revenues declined 21% in the first quarter of 1997 reflecting an increase in customers buying from the CIPS system rather than buying off system and paying CIPS to transport customer owned gas. In addition to traditional sales to end users, CIPS sells gas to others for resale. Sales for resale in 1997 partially offset the above mentioned declines, whereas such sales were minimal in 1996.

The changes in gas revenues and therm sales are shown below.

                                CHANGES IN GAS REVENUE AND THERM SALES
                                   INCREASE (DECREASE) FROM PRIOR YEAR
                                             (in thousands)
                              ___________________________________________
                                           First Quarter
                              ___________________________________________
                              Revenue   Rev %      Therms    Therms
                                                               %
                              _______   _____      ______    ______

Residential                   $ (3,137)  (7)%     (12,446)    (15)%
Commercial                      (1,305)  (9)       (4,775)    (17)
Industrial                         202    5          (360)     (3)
Sales for Resale                 1,411    -         4,236       -
Transportation                    (493) (21)       (1,031)     (3)
Miscellaneous                       42   25             -       -
                              ________             ______
  Total                       $ (3,280)  (5)%     (14,376)     (9)%
                              ========             ======

Investment revenues increased 54% in the first quarter of 1997 compared to the first quarter of 1996 due to market gains in 1997 and an adjustment made in 1996 to reflect a change in accounting to market valuation.

OPERATING EXPENSES
__________________

Fuel for electric generation declined 6% in the first quarter of 1997 compared to the same period in 1996 even though generation was 4% higher in 1997. The decline corresponds to differences in the deferred costs of fuel as adjusted in the fuel adjustment clause between periods.

Purchased power costs declined 62% for the first quarter of 1997 compared with the same period in 1996 reflecting decreases in purchases made for resale to interchange economy and emergency customers. Beginning in 1997, certain interchange sales which were previously recorded as purchased power sold for resale are now accounted for as transmission service revenue in accordance with FERC Order No. 888 involving open access to transmission lines. Therefore, purchased power and interchange economy and emergency sales both declined in the first quarter 1997 compared to the first quarter 1996.

Gas costs declined 2% for the first quarter of 1997 when compared to the same period in 1996 due to an 11% weather related decrease in gas requirements for the CIPS system, partially offset by higher average cost per therm for purchased gas.

Other operation expenses increased 15% in the first quarter of 1997 compared to the same period in 1996 due primarily to increases in business restructuring costs, system conversion costs, outside consulting expenses, and employee welfare expenses.

Maintenance expenses increased 30% for the first quarter of 1997 compared to the same period of 1996 because two scheduled power plant maintenance projects occurred in the first quarter of 1997 and only one project occurred in the first quarter of 1996.

Depreciation and amortization expense increased 8% in the first quarter of 1997 when compared to 1996 due to normal plant additions.

Interest and other charges decreased 9% in the first quarter of 1997 compared to the first quarter of 1996 primarily due to higher allowances for funds used during construction due to higher construction activity, lower interest on long-term debt, and fewer merger transaction costs.

BALANCE SHEET
_____________

Significant changes in the balance sheet accounts at March 31, 1997 compared to balances at December 31, 1996 are:

Gas stored underground, at average cost, declined 40% during the three months due to normal winter heating season withdrawal of stored gas prior to the summer replenishment of the underground storage.

Regulatory assets increased 108% primarily due to the coal contract restructuring charge which is reflected as a regulatory asset in connection with the coal contract restructuring completed in the first quarter of 1997.

Short-term borrowings declined 29% due to changes in cash flow.

Accrued taxes increased 72% due to increases in federal income taxes payable.

LABOR NEGOTIATIONS
__________________

CIPS is negotiating with three separate employee groups consisting of (i) four clerical employees at its Newton power station, (ii) six clerical employees at its Coffeen power station and (iii) 16 production and technical employees at a Springfield, Illinois operations facility. These groups have been certified by the NLRB to be represented by labor organizations. While these groups will be represented by union locals which currently represent other CIPS employees, existing labor contracts do not cover these three groups. Although CIPS expects to reach a final agreement with all three bargaining units, until such agreements are reached, a strike, work stoppage, work slowdown, or similar action involving such employees, and other collective bargaining unit employees, could occur. CIPS believes that the continuation of any one or more of such events for a limited period would not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

LEGISLATIVE MATTERS
___________________

As reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Form 10-K of the Company and CIPS under the caption "Regulation and Competition", various groups have made proposals for utility deregulation legislation in Illinois. During 1997, structured negotiations had been underway with state legislators, various interest groups and utilities, including CIPS, for the purpose of developing a comprehensive deregulation bill that would have general support. The various groups stopped these discussions in mid-May, 1997 without reaching consensus on many of the major issues concerning deregulation. Legislative leaders are expected to draft deregulation bills to be introduced prior to the end of the current legislative session this summer. CIPS will continue to take an active part in the deregulation debate.

ACCOUNTING MATTERS
__________________

In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and is not expected to have a material effect on the Company's financial position or results of operations upon adoption.

FORWARD LOOKING STATEMENTS
__________________________

This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under Management's Discussion and Analysis relating to (i) the timing of regulatory approvals and consummation of the merger with Union Electric Company, (ii) amounts of future construction expenditures, sources of funds to meet capital requirements and financing requirements, (iii) the expected outcome of negotiations with collective bargaining units regarding new labor contracts, and (iv) anticipated deregulation legislation. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the speed and the nature of increased competition and deregulation in the electric and gas utility industry, (ii) economic or weather conditions affecting future sales and margins, (iii) changing energy prices, (iv) availability and cost of capital, (v) unanticipated or adverse decisions in regulatory proceedings or litigation, (vi) changes in laws and other governmental actions, and (vii) other matters detailed in Exhibit 99.03, cautionary statements, to the 1996 Annual Report on Form 10-K of the Company and CIPS, incorporated herein by reference.

                        PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

          In December 1995, CIPS filed a declaratory judgment action in the United States District Court for the Central District of Illinois seeking a determination of its rights and obligations under a coal supply agreement with Atlas Minerals which expired December 31, 1995. The Company's position is that it has fully complied with the agreement and has no further obligations after December 31, 1995. Atlas Minerals asserts that CIPS is obligated to purchase more than 400,000 additional tons of coal notwithstanding termination of the contract. In addition to a declaration of rights and obligations under the agreement, CIPS is seeking over $5 million in damages. Atlas Minerals has counter claimed for over $8 million in lost profits and various consequential damages. Summary judgment motions by both parties are pending. A jury trial is currently scheduled for May or June, 1997. CIPS cannot predict the outcome of such a trial, but believes that its legal positions are well-founded and supported by clear and substantial evidence.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meetings of Shareholders of CIPS and CIPSCO Incorporated were held on April 23, 1997.

        (b) All nominees who were proposed as directors by the Board of Directors were elected and there were no other nominees proposed. The results of the votes cast for directors of CIPS and CIPSCO Incorporated are as follows:

            CIPS
                                                           Without
            Directors                  With Authority      Authority*

            Clifford L. Greenwalt        25,821,890          6,299
            John L. Heath                25,821,873          6,299
            Robert W. Jackson            25,821,929          6,299
            Gordon R. Lohman             25,821,943          6,299
            Richard A. Lumpkin           25,821,941          6,299
            Hanne M. Merriman            25,821,850          6,299
            Thomas L. Shade              25,821,915          6,299
            James W. Wogsland            25,821,904          6,299

     CIPSCO
                                                       Without
     Directors                     With Authority      Authority*

     Clifford L. Greenwalt           29,060,955         471,611
     John L. Heath                   29,204,732         468,353
     Robert W. Jackson               29,124,147         468,567
     Gordon R. Lohman                29,146,430         470,888
     Richard A. Lumpkin              29,153,065         469,853
     Hanne M. Merriman               29,175,154         468,753
     Thomas L. Shade                 29,143,334         468,567
     James W. Wogsland               29,023,930         469,788

     * Calculated on the basis of cumulative voting.

(c) Appointment of independent public accountants was approved by the following vote.

                                   Shares                Shares
     Shares For                    Against             Abstaining

     29,005,214                    239,431              356,027

Item 5.   Other Information.

         AMEREN CORPORATION -- Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric Company.

          On August 11, 1995, CIPSCO and Union Electric Company ("UE") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at March 31, 1997 gives effect to the Merger as if it had occurred at March 31, 1997. The unaudited pro forma combined condensed statements of income for the three-month periods ended March 31, 1997 and 1996, and the twelve-month period ended March 31, 1997 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

          The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.

          Also see Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                               BALANCE SHEET
                             AT MARCH 31, 1997
                          (Thousands of Dollars)


                            As Reported (Note 1)       Pro Forma
                          ________________________    Adjustments   Pro Forma
                               UE         CIPSCO      (Notes 2, 8)  Combined
                          ___________   __________    ____________ ___________
ASSETS
Property and plant
  Electric                $ 8,701,243   $ 2,259,660   $ 376,802    $11,337,705
  Gas                         188,075       244,269           -        432,344
  Other                        35,971             -           -         35,971
                          ___________   ___________   ___________  ___________
                            8,925,289     2,503,929     376,802     11,806,020
  Less accumulated
   depreciation and
   amortization             3,715,215     1,107,047     272,373      5,094,635
                          ___________   ___________   ___________  ___________
                            5,210,074     1,396,882     104,429      6,711,385

  Construction work
   in progress:
    Nuclear fuel in
     process                   99,928             -           -         99,928
    Other                      80,725        58,506       1,736        140,967
                          ___________   ___________   ___________  ___________
         Total property
          and plant, net    5,390,727     1,455,388     106,165      6,952,280
Regulatory assets:
  Deferred income taxes
   (Note 5)                   674,547        40,497           -        715,044
  Other                       175,095       134,380           -        309,475
                          ___________   ___________   ___________  ___________
         Total regulatory
          assets              849,642       174,877           -      1,024,519
Other assets:
  Unamortized debt expense     10,446         3,073         575         14,094
  Nuclear decommissioning
   trust fund                 100,366             -           -        100,366
  Investments in
   nonregulated activities          -       115,830           -        115,830
  Other                        29,126        26,670      (3,269)        52,527
                          ___________   ___________   ___________  ___________
         Total other assets   139,938       145,573      (2,694)       282,817
Current assets:
  Cash and temporary
   investments                 14,010         7,649      18,651         40,310
  Accounts receivable, net    183,233        69,952      20,472        273,657
  Unbilled revenue             45,862        21,320           -         67,182
  Materials and supplies,
   at average cost -
    Fossil fuel                53,938        34,998       4,878         93,814
    Other                      95,992        39,177       4,572        139,741
  Other                        42,647        21,303       3,677         67,627
                          ___________   ___________   ___________  ___________
         Total current
          assets              435,682       194,399      52,250        682,331
                          ___________   ___________   ___________  ___________
Total Assets              $ 6,815,989   $ 1,970,237   $ 155,721    $ 8,941,947
                          ===========   ===========   ===========  ===========

CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)   $   510,619   $   356,812   $(866,059)   $     1,372
  Other stockholders'
   equity (Note 2)          1,807,969       302,592     866,059      2,976,620
                          ___________   ___________   ___________  ___________
         Total common
          stockholders'
          equity            2,318,588       659,404           -      2,977,992
  Preferred stock of
   subsidiary                 155,197        80,000           -        235,197
  Long-term debt            1,960,449       493,303     115,556      2,569,308
                          ___________   ___________   ___________  ___________
         Total
          capitalization    4,434,234     1,232,707     115,556      5,782,497
Minority interest in
 consolidated subsidiary            -             -       3,534          3,534
Accumulated deferred
 income taxes               1,317,792       341,792      (6,695)     1,652,889
Accumulated deferred
 investment tax credits       158,799        48,052           -        206,851
Regulatory liability          196,590       101,189           -        297,779
Accumulated provision for
 nuclear decommissioning      102,039             -           -        102,039
Other deferred credits
 and liabilities              158,119        37,564       4,945        200,628
Current liabilities:
  Current maturity of
   long-term debt              37,631        58,000      14,444        110,075
  Short-term debt              33,900        41,025           -         74,925
  Accounts payable             69,169        49,116      18,296        136,581
  Wages payable                35,323        11,485           -         46,808
  Taxes accrued               131,369        23,503           -        154,872
  Interest accrued             55,254         9,202       2,852         67,308
  Other                        85,770        16,602       2,789        105,161
                          ___________   ___________   ___________  ___________
         Total current
          liabilities         448,416       208,933      38,381        695,730
                          ___________   ___________   ___________  ___________
Total Capital and
 Liabilities              $ 6,815,989   $ 1,970,237   $ 155,721    $ 8,941,947
                          ===========   ===========   ===========  ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.
                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                     THREE MONTHS ENDED MARCH 31, 1997
        (Thousands of Dollars Except Shares and Per Share Amounts)


                              UE          CIPSCO     Pro Forma
                       (As Reported) (As Reported) Adjustments    Pro Forma
                       (Notes 1,3,9)   (Notes 1,3)  (Notes 2,8)   Combined
                       ____________   ___________ ____________ ____________
OPERATING REVENUES:
  Electric             $    440,967   $   160,862   $   48,269  $ 650,098
  Gas                        46,110        61,138            -    107,248
  Other                         181         3,343          108      3,632
                       ____________   ___________   __________  ____________
       Total operating
        revenues            487,258       225,343       48,377    760,978

OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                  116,191        57,613       28,836    202,640
    Gas Costs                27,508        40,330            -     67,838
    Other                   9 5,478        39,902        4,352    139,732
                       ____________   ___________   __________  ____________
                            239,177       137,845       33,188    410,210
  Maintenance                49,198        14,871        3,470     67,539
  Depreciation and
   amortization              61,444        22,610        3,773     87,827
  Income taxes (Note 6)      21,335         9,476        2,033     32,844
  Other taxes                50,517        16,068          512     67,097
                       ____________   ___________   __________  ____________
       Total operating
        expenses            421,671       200,870       42,976    665,517

OPERATING INCOME             65,587        24,473        5,401     95,461

OTHER INCOME AND DEDUCTIONS:
  Allowance for equity
   funds used during
   construction                 877           217            -      1,094
  Minority interest in
   consolidated
   subsidiary                     -             -       (1,248)    (1,248)
  Miscellaneous, net         (1,081)          (71)      (1,692)    (2,844)
                       ____________   ___________   __________  ____________
       Total other
        income and
        deductions, net        (204)          146       (2,940)    (2,998)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                   65,383        24,619        2,461     92,463

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                   35,180         8,430        2,461     46,071
  Allowance for
   borrowed funds
   used during
   construction              (1,427)         (275)           -     (1,702)
  Preferred dividends
   of subsidiaries
   (Note 7)                   2,204           913            -      3,117
                       ____________   ___________   __________  ____________
    Net interest
     charges and
     preferred
     dividends               35,957         9,068        2,461     47,486

NET INCOME             $     29,426   $    15,551   $        -   $ 44,977
                       ============   ===========   ==========  ============

EARNINGS PER SHARE OF
 COMMON STOCK (BASED
 ON AVERAGE SHARES
 OUTSTANDING)                 $ .29         $ .46                   $ .33
                              =====         =====                   =====

AVERAGE COMMON
 SHARES OUTSTANDING
 (Note 2)               102,123,834    34,069,542   1,022,086  137,215,462
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


                           UE          CIPSCO       Pro Forma
                     (As Reported)  (As Reported)   Adjustments   Pro Forma
                      (Note 1,3,9)    (Notes 1,3)   (Notes 2,8)    Combined
                      _____________  _____________  ____________  ___________
OPERATING REVENUES:
  Electric            $     450,865  $     171,288  $     44,975  $   667,128
  Gas                        44,548         64,418             -      108,966
  Other                         157          2,173           104        2,434
                      _____________  _____________  ____________  ___________
       Total operating
        revenues            495,570        237,879        45,079      778,528
OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                  124,264         69,269        24,876      218,409
    Gas costs                24,325         41,197             -       65,522
    Other                    89,804         34,635         4,431      128,870
                       ____________  _____________  ____________  ___________
                            238,393        145,101        29,307      412,801
  Maintenance                48,634         11,436         3,815       63,885
  Depreciation and
   amortization              59,585         20,913         3,776       84,274
  Income taxes (Note 6)      28,221         13,460         1,946       43,627
  Other taxes                50,983         16,013           552       67,548
                       ____________  _____________  ____________  ___________
       Total operating
        expenses            425,816        206,923        39,396      672,135

OPERATING INCOME             69,754         30,956         5,683      106,393

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction               1,702             11             -        1,713
  Minority interest in
   consolidated
   subsidiary                     -              -        (1,192)      (1,192)
  Miscellaneous, net            895           (203)       (1,851)      (1,159)
                       ____________  _____________  ____________  ___________
       Total other
        income and
        deductions, net       2,597           (192)       (3,043)        (638)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                   72,351         30,764         2,640      105,755

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                   33,858          8,722         2,640       45,220
  Allowance for borrowed
   funds used during
   construction              (1,647)           (15)            -       (1,662)
  Preferred dividends
   of subsidiaries
   (Note 7)                   3,312            939             -        4,251
                       ____________  _____________  ____________  ___________
    Net interest
     charges and
     preferred
     dividends               35,523          9,646         2,640       47,809

NET INCOME             $     36,828  $      21,118  $          -  $    57,946
                       ============  =============  ============  ===========

EARNINGS PER SHARE
 OF COMMON STOCK
 (BASED ON AVERAGE
 SHARES OUTSTANDING)          $ .36          $ .62                      $ .42
                              =====          =====                      =====

AVERAGE COMMON SHARES
 OUTSTANDING (Note 2)   102,123,834     34,069,542     1,022,086  137,215,462
                       ============  =============  ============  ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                    TWELVE MONTHS ENDED MARCH 31, 1997
        (Thousands of Dollars Except Shares and Per Share Amounts)


                           UE          CIPSCO        Pro Forma
                     (As Reported)  (As Reported)   Adjustments  Pro Forma
                     (Notes 1,3,9)    (Notes 1,3)   (Notes 2,8)  Combined
                     _____________ ______________ ____________ ___________
OPERATING REVENUES:
  Electric           $   2,150,917 $      720,386 $    178,820 $ 3,050,123
  Gas                      100,626        152,068            -     252,694
  Other                        509         11,724        1,110      13,343
                     _____________ ______________ ____________ ___________
       Total operating
        revenues         2,252,052        884,178      179,930   3,316,160

OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                 504,758        262,558       97,207     864,523
    Gas costs               67,731         95,360            -     163,091
    Other                  384,781        151,855       18,225     554,861
                     _____________ ______________ ____________ ___________
                           957,270        509,773      115,432   1,582,475
  Maintenance              224,195         64,896       16,765     305,856
  Depreciation and
   amortization            243,158         89,094       15,663     347,915
  Income taxes (Note 6)    190,483         45,574        8,320     244,377
  Other taxes              212,799         57,873        1,738     272,410
                     _____________ ______________ ____________ ___________
       Total operating
        expenses         1,827,905        767,210      157,918   2,753,033

OPERATING INCOME           424,147        116,968       22,012     563,127

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction              5,667            584            -       6,251
  Minority interest in
   consolidated
   subsidiary                    -              -       (4,762)     (4,762)
  Miscellaneous, net        (6,269)        (2,652)      (7,243)    (16,164)
                      ____________ ______________ ____________ ___________
       Total other
        income and
        deductions, net       (602)        (2,068)     (12,005)    (14,675)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                 423,545        114,900       10,007     548,452

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                 133,966         37,460       10,007     181,433
  Allowance for borrowed
   funds used during
   construction             (6,787)          (744)           -      (7,531)
  Preferred dividends
   of subsidiaries
   (Note 7)                 12,141          3,695            -      15,836
                      ____________ ______________ ____________ ___________
    Net interest
     charges and
     preferred
     dividends             139,320         40,411       10,007     189,738

NET INCOME            $    284,225    $    74,489 $          - $   358,714
                      ============ ============== ============ ===========
EARNINGS PER SHARE
 OF COMMON STOCK
 (BASED ON AVERAGE
 SHARES OUTSTANDING)         $2.78          $2.19                    $2.61
                             =====          =====                    =====

AVERAGE COMMON SHARES
 OUTSTANDING (Note 2)  102,123,834     34,069,542     1,022,086 137,215,462
                      ============ ============== ============= ===========



See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

                           AMEREN CORPORATION

  NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS



1. Reclassifications have been made to certain "as reported" account balances reflected in CIPSCO's and Union Electric's financial statements to conform to this reporting presentation (See Notes 5, 6 and 7). All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

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

3. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.).
   None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the three months and twelve months ended March 31, 1997 included merger-related costs of $2.0 million and $9.0 million, net of income taxes, for Union Electric, and $0.3 million and $4.6 million, net of income taxes, for CIPSCO, respectively. Net income for the three months ended March 31, 1996 included merger-related costs of $0.9 million, net of income taxes, for Union Electric, and $0.7 million, net of income taxes, for CIPSCO.

4. Intercompany transactions (including purchased and exchanged power transactions) between Union Electric and CIPSCO during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

5. CIPSCO's regulatory asset related to deferred income taxes was reclassified from the regulatory liability account balance to conform to this reporting presentation.

6. CIPSCO's income taxes are reflected as operating expenses to conform to this reporting presentation.

7. Currently, the Union Electric Preferred Stock is not issued by a subsidiary; subsequent to the Merger, the Union Electric Preferred Stock will be issued by a subsidiary of Ameren. As a result, Union Electric's preferred dividend requirements have been reclassified to conform to this reporting presentation.

8. Pro forma adjustments were made to consolidate the financial results of Electric Energy, Inc. (EEI), which will, in substance, be a 60% owned subsidiary of Ameren subsequent to the Merger. Union Electric and CIPSCO hold 40% and 20% ownership interests, respectively, in EEI and account for these investments under the equity method of accounting. All intercompany transactions between Union Electric, CIPSCO and EEI were eliminated.

9. Net income for the three and twelve months ended March 31, 1997, included credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $12.0 million and $45.8 million, respectively. Net income for the three months ended March 31, 1996, included a credit to Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $13.5 million.

Item 6.  Exhibits and Reports on Form 8-K.

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

    Exhibit 27.1 Financial Data Schedule for CIPSCO (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

    Exhibit 27.2 Financial Data Schedule for CIPS (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

  (B)    Reports on Form 8-K:

        Registrant                  CIPSCO and CIPS

        Date of Report              Item Reported

        March 20, 1997              Item 5. Other Events.

                                    Reports information regarding
                                    negotiations with three employee
                                    groups represented by labor
                                    organizations.


        Registrant                  CIPS

        Date of Report              Item Reported

        March 25, 1997              Item 7. Financial Statements, Pro
                                    Forma Financial Information and
                                    Exhibits.

                                    Contains certain exhibits filed in
                                    connection with the Registration
                                    Statements of CIPS (Registration Nos.
                                    33-56063 and 333-18473) which became
                                    effective November 21, 1994 and March
                                    14, 1997, respectively.

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, CIPSCO Incorporated, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIPSCO Incorporated




Date:  May 14, 1997           /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                              (Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Central Illinois Public Service Company




Date:  May 14, 1997           /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                             (Principal Accounting Officer)

                          CIPSCO INCORPORATED AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1997




Exhibit No.              Description
___________              ___________

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes for CIPS.

Exhibit 27.1        Financial Data Schedule for CIPSCO

Exhibit 27.2        Financial Data Schedule for CIPS