Form 10-Q
period 1997-06-30
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1997-08-14
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended JUNE 30, 1997

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

CIPSCO INCORPORATED   Common stock, no par value, 34,069,542 shares
                      outstanding July 31, 1997

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    Common stock, no par value, 25,452,373
                    shares outstanding and held by
                    CIPSCO INCORPORATED at July 31, 1997



                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

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

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended June 30, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.

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


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Income
               For the Periods Ended June 30, 1997 and 1996
                  (in thousands except per share amounts)
                                (unaudited)


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    ____________________   __________________
                                       1997     1996          1997      1996
                                     ________  ________    ________  ________
Operating Revenues:
  Electric . . . . . . . . . . . .   $168,153  $169,922    $329,015  $341,210
  Gas. . . . . . . . . . . . . . .     24,287    20,941      85,425    85,359
  Investment . . . . . . . . . . .      2,478     2,909       5,821     5,082
                                     ________  ________    ________  ________
     Total operating revenues. . .    194,918   193,772     420,261   431,651
                                     ________  ________    ________  ________
Operating Expenses:
  Fuel for electric generation . .     52,217    50,567     104,895   106,715
  Purchased power. . . . . . . . .      6,616    11,810      11,550    24,931
  Gas costs. . . . . . . . . . . .     14,665    11,484      54,994    52,681
  Other operation. . . . . . . . .     38,178    34,572      78,082    69,207
  Maintenance. . . . . . . . . . .     17,391    19,535      32,262    30,971
  Depreciation and amortization. .     23,100    22,217      45,710    43,130
  Taxes other than income taxes. .     13,100    13,371      29,168    29,384
                                     ________  ________    ________  ________
     Total operating expenses. . .    165,267   163,556     356,661   357,019
                                     ________  ________    ________  ________
Operating Income . . . . . . . . .     29,651    30,216      63,600    74,632
                                     ________  ________    ________  ________

Interest and Other Charges:
  Interest on long-term debt of
   subsidiary  . . . . . . . . . .      8,582     8,281      16,382    16,560
  Other interest charges . . . . .        855       484       1,484       927
  Allowance for funds used during
   construction  . . . . . . . . .        167      (150)       (326)     (175)
  Preferred stock dividends of
   subsidiary. . . . . . . . . . .        929       925       1,842     1,864
  Miscellaneous, net . . . . . . .        180       860         253     1,062
                                     ________  ________    ________  ________
Total interest and other charges .     10,713    10,400      19,635    20,238
                                     ________  ________    ________  ________

Income Before Income Taxes . . . .     18,938    19,816      43,965    54,394
                                     ________  ________    ________  ________
Income Taxes . . . . . . . . . . .      6,689     7,834      16,165    21,294
                                     ________  ________    ________  ________
Net Income . . . . . . . . . . . .   $ 12,249  $ 11,982    $ 27,800  $ 33,100
                                     ========  ========    ========  ========

Average Shares of Common Stock
 Outstanding . . . . . . . . . . .     34,070    34,070      34,070    34,070

Earnings per Average Share of
 Common Stock  . . . . . . . . . .   $    .36  $    .35    $    .82  $    .97


The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30,1997 and December 31, 1996
                              (in thousands)


                                               June 30,     December 31,
                                                 1997          1996
                                             _____________  ____________
                                              (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric................................   $2,286,097     $2,244,571
  Gas.....................................      245,808        242,664
                                             __________     __________
                                              2,531,905      2,487,235
  Less-Accumulated depreciation...........    1,106,615      1,099,261
                                             __________     __________
                                              1,425,290      1,387,974
  Construction work in progress...........       43,692         70,150
                                             __________     __________
                                              1,468,982      1,458,124
                                             __________     __________
Current Assets:
  Cash....................................        4,887          2,287
  Temporary investments, at cost which
   approximates market....................        3,124          3,983
  Accounts receivable, net................       67,810         74,693
  Accrued unbilled revenues...............       28,860         30,126
  Materials and supplies, at average cost.       38,402         38,806
  Fuel for electric generation, at
   average cost...........................       27,374         21,610
  Gas stored underground, at average cost.        8,776         13,361
  Prepayments.............................       12,425         14,403
  Other current assets....................        7,976          7,704
                                             __________     __________
                                                199,634        206,973
                                             __________     __________
Regulatory Assets.........................      129,844         64,754
                                             __________     __________
Investments and Other Assets:
  Marketable securities...................       54,090         51,293
  Leveraged leases and energy investments.       63,708         62,017
  Other...................................       28,946         28,495
                                             __________     __________
                                                146,744        141,805
                                             __________     __________
                                             $1,945,204     $1,871,656
                                             ==========     ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.............   $  653,735     $  661,594
  Preferred stock of subsidiary...........       80,000         80,000
  Long-term debt of subsidiary............      570,379        421,227
                                             __________     __________
                                              1,304,114      1,162,821
                                             __________     __________

Current Liabilities:
  Long-term debt of subsidiary due
   within one year........................            -         58,000
  Short-term borrowings...................       55,481         57,768
  Accounts payable........................       44,493         62,774
  Accrued wages...........................       11,177         10,294
  Accrued taxes...........................       14,735         13,692
  Accrued interest........................        9,587          8,432
  Other...................................       59,099         49,302
                                             __________     __________
                                                194,572        260,262
                                             __________     __________

Deferred Credits:
  Accumulated deferred income taxes.......      340,609        341,373
  Investment tax credits..................       47,218         48,885
  Regulatory liabilities, net.............       58,691         58,315
                                             __________     __________
                                                446,518        448,573
                                             __________     __________
                                             $1,945,204     $1,871,656
                                             ==========     ==========


The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               For the Periods Ended June 30, 1997 and 1996
                              (in thousands)
                                (unaudited)


                                                 Six Months Ended
                                                      June 30,
                                             _________________________
                                                1997           1996
                                             __________     __________
Operating Activities:
  Net income.............................    $   27,800     $   33,100
  Adjustments to reconcile net income
   to net cash provided (used in):
    Depreciation and amortization........        45,710         43,130
    Allowance for equity funds used
     during construction (AFUDC).........          (144)           (77)
    Deferred income taxes, net...........          (764)            95
    Investment tax credit amortization...        (1,667)        (1,674)
    Coal contract restructuring charge...       (71,795)             -
  Cash flows impacted by changes in
   assets and liabilities:
    Accounts receivable, net and
     accrued unbilled revenues...........         8,149         (9,874)
    Fuel for electric generation.........        (5,764)         8,622
    Other inventories....................         4,989          2,648
    Prepayments..........................         1,978          1,247
    Other assets.........................          (723)        (3,417)
    Accounts payable and other
     liabilities.........................        (8,484)        10,966
    Accrued wages, taxes and interest....         3,081          4,368
  Other..................................         2,697            559
                                             __________     __________
    Net cash provided by (used in)
     operating activities................         5,063         89,693
                                             __________     __________
Investing Activities:
  Utility construction expenditures,
   excluding AFUDC.......................       (50,869)       (38,208)
  Allowance for borrowed funds used
   during construction...................          (182)           (98)
  Changes in temporary investments.......           859         (1,640)
  Long-term marketable securities........        (2,797)        (2,466)
  Long-term leveraged leases and energy
   investments...........................        (1,691)        (1,129)
                                             __________     __________
    Net cash used in investing
     activities..........................       (54,680)       (43,541)
                                             __________     __________
Financing Activities:
  Common stock dividends paid............       (35,773)       (35,092)
  Proceeds from issuance of long-term
   debt of subsidiary....................       152,000              -
  Repayment of long-term debt of
   subsidiary............................       (61,000)             -
  Repayment of short-term borrowings.....        (2,287)        (9,439)
  Issuance expense, discount and premium.          (723)           (12)
                                             __________     __________
    Net cash provided by (used in)
     financing activities................        52,217        (44,543)
                                             __________     __________

  Net increase (decrease) in cash........         2,600          1,609
  Cash at beginning of period............         2,287          1,088
                                             __________     __________
  Cash at end of period..................    $    4,887     $    2,697
                                             ==========     ==========

Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.    $   17,184     $   16,273
    Income taxes.........................    $   21,617     $   22,802


The accompanying condensed notes to financial statements are an integral part of these statements.


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           Statements of Income
               For the Periods Ended June 30, 1997 and 1996
                              (in thousands)
                                (unaudited)



                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                   __________________      __________________
                                     1997      1996          1997      1996
                                   ________  ________      ________  ________
Operating Revenues:
  Electric . . . . . . . . . . .   $168,159  $169,929      $329,027  $341,224
  Gas. . . . . . . . . . . . . .     24,288    20,942        85,427    85,361
                                   ________  ________      ________  ________
     Total operating revenues. .    192,447   190,871       414,454   426,585
                                   ________  ________      ________  ________

Operating Expenses:
  Fuel for electric generation .     52,217    50,567       104,895   106,715
  Purchased power  . . . . . . .      6,616    11,810        11,550    24,931
  Gas costs  . . . . . . . . . .     14,665    11,484        54,994    52,681
  Other operation  . . . . . . .     37,879    34,250        77,430    68,541
  Maintenance  . . . . . . . . .     17,391    19,534        32,261    30,969
  Depreciation and
   amortization  . . . . . . . .     22,979    22,090        45,471    42,876
  Taxes other than income
   taxes . . . . . . . . . . . .     13,089    13,363        29,150    29,371
  Income taxes:
    Current  . . . . . . . . . .      8,047     8,896        20,567    25,486
    Deferred, net  . . . . . . .     (1,315)     (966)       (4,438)   (3,748)
    Deferred investment tax
     credits, net. . . . . . . .       (834)     (837)       (1,667)   (1,674)
                                   ________  ________      ________  ________
     Total operating expenses. .    170,734   170,191       370,213   376,148
                                   ________  ________      ________  ________
Operating Income . . . . . . . .     21,713    20,680        44,241    50,437
                                   ________  ________      ________  ________

Other Income and Deductions:
  Allowance for equity funds
   used during construction. . .        (74)       66           144        77
  Nonoperating income taxes. . .       (139)      (40)         (339)     (338)
  Miscellaneous, net . . . . . .       (144)     (829)         (170)   (1,000)
                                   ________  ________      ________  ________
     Total other income and
      deductions . . . . . . . .       (357)     (803)         (365)   (1,261)
                                   ________  ________      ________  ________
Income Before Interest Charges .     21,356    19,877        43,876    49,176
                                   ________  ________      ________  ________

Interest Charges:
  Interest on long-term debt . .      8,582     8,281        16,382    16,560
  Other interest charges . . . .        850       484         1,480       927
  Allowance for borrowed funds
   used during construction. . .         93       (84)         (182)      (98)
                                   ________  ________      ________  ________
      Total interest charges . .      9,525     8,681        17,680    17,389
                                   ________  ________      ________  ________

Net Income . . . . . . . . . . .     11,831    11,196        26,196    31,787
Preferred Stock Dividends. . . .        929       925         1,841     1,864
                                   ________  ________      ________  ________
Earnings for Common Stock. . . .   $ 10,902  $ 10,271      $ 24,355  $ 29,923
                                   ========  ========      ========  ========


The accompanying condensed notes to financial statements are an integral part of these statements.


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                    June 30, 1997 and December 31, 1996
                              (in thousands)


                                                 June 30,   December 31,
                                                  1997          1996
                                             _____________  ____________
                                              (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric.................................  $2,286,097     $2,244,571
  Gas......................................     245,808        242,664
                                             __________     __________
                                              2,531,905      2,487,235
  Less-Accumulated depreciation............   1,106,615      1,099,261
                                             __________     __________
                                              1,425,290      1,387,974
  Construction work in progress............      43,692         70,150
                                             __________     __________
                                              1,468,982      1,458,124
                                             __________     __________
Current Assets:
  Cash.....................................      4,600           2,261
  Accounts receivable, net.................     67,841          74,761
  Accrued unbilled revenues................     28,860          30,126
  Materials and supplies, at average cost..     38,402          38,806
  Fuel for electric generation, at
   average cost............................     27,374          21,610
  Gas stored underground, at average cost..      8,776          13,361
  Prepayments..............................     12,306          14,323
  Other current assets.....................      7,976           7,704
                                             __________     __________
                                                196,135        202,952
                                             __________     __________
Regulatory Assets..........................     129,844         64,754
                                             __________     __________
Other Assets...............................      27,794         27,488
                                             __________     __________
                                             $1,822,755     $1,753,318
                                             ==========     ==========
    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity..............  $  570,293     $  581,224
  Preferred stock..........................      80,000         80,000
  Long-term debt...........................     570,379        421,228
                                             __________     __________
                                              1,220,672      1,082,452
                                             __________     __________
Current Liabilities:
  Long-term debt due within one year.......           -         58,000
  Short-term borrowings....................      55,481         57,768
  Accounts payable.........................      43,746         62,243
  Accrued wages............................      11,177         10,279
  Accrued taxes............................      16,459         13,943
  Accrued interest.........................       9,587          8,432
  Other....................................      59,098         49,301
                                             __________     __________
                                                195,548        259,966
                                             __________     __________
Deferred Credits:
  Accumulated deferred income taxes........     300,626        303,700
  Investment tax credits...................      47,218         48,885
  Regulatory liabilities, net..............      58,691         58,315
                                             __________     __________
                                                406,535        410,900
                                             __________     __________
                                             $1,822,755     $1,753,318
                                             ==========     ==========

The accompanying condensed notes to financial statements are an integral part of these statements.


                  Central Illinois Public Service Company
                         Statements of Cash Flows
               For the Periods Ended June 30, 1997 and 1996
                              (in thousands)
                                (unaudited)


                                                 Six Months Ended
                                                      June 30,
                                               _______________________

                                                  1997         1996
                                               __________   __________
Operating Activities:
  Net income..............................     $   26,196   $   31,787
  Adjustments to reconcile net income to
   net cash provided (used in):
    Depreciation and amortization.........         45,471       42,876
    Allowance for equity funds used
     during construction (AFUDC)..........           (144)         (77)
    Deferred income taxes, net............         (3,074)      (3,748)
    Investment tax credit amortization....         (1,667)      (1,674)
    Coal contract restructuring charge....        (71,795)           -
  Cash flows impacted by changes in
   assets and liabilities:
    Accounts receivable, net and accrued
     unbilled revenues....................          8,186       (9,749)
    Fuel for electric generation..........         (5,764)       8,622
    Other inventories.....................          4,989        2,648
    Prepayments...........................          2,017        1,966
    Other assets..........................           (578)      (3,132)
    Accounts payable and other
     liabilities..........................         (8,700)      10,083
    Accrued wages, taxes and interest.....          4,569        4,850
  Other...................................          2,935          813
                                                _________    _________
    Net cash provided by (used in)
     operating activities.................          2,641       85,265
                                                _________    _________

Investing Activities:
  Construction expenditures, excluding
   AFUDC..................................        (50,869)     (38,208)
  Allowance for borrowed funds used
   during construction....................           (182)         (98)
                                                _________    _________
    Net cash used in investing activities.        (51,051)     (38,306)
                                                _________    _________

Financing Activities:
  Proceeds from issuance of long-term
   debt...................................        152,000            -
  Repayment of long-term debt.............        (61,000)           -
  Repayment of short-term borrowings......         (2,287)      (9,439)
Dividends paid:
    Preferred stock.......................         (1,841)      (1,864)
    Common stock..........................        (35,400)     (34,000)
  Issuance expense, discount and premium..           (723)         (12)
                                                _________    _________
    Net cash provided by (used in)
     financing activities.................         50,749      (45,315)
                                                _________    _________
  Net increase (decrease) in cash.........          2,339        1,644
  Cash at beginning of period.............          2,261        1,006
                                                _________    _________
  Cash at end of period...................      $   4,600    $   2,650
                                                =========    =========
Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized..      $  17,184    $  16,273
    Income taxes..........................      $  21,100    $  25,238


The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1997
                                (unaudited)




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

Costs relating to studies and remediation at the 13 sites and associated legal and litigation expenses are being accrued and deferred rather than expensed currently. This is being done pending recovery through rates or from other parties. Through June 30, 1997, $50.7 million had been deferred representing costs incurred and the estimates for costs of completing studies at various sites and an estimate of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $13.2 million at June 30, 1997.

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

Note 3.  REGULATORY MATTERS
___________________________

The operations of CIPS are subject to the regulation of the Illinois commission and the Federal Energy Regulatory Commission ("FERC"). Accordingly, its accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue to CIPS associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of June 30, 1997 relate to the following:


                Description                                     Amount
                ___________                                     ______
                                                            (in thousands)

Regulatory Assets:
   Coal contract restructuring charge                        $    67,038
   Undepreciated plant costs                                      37,906
   Unamortized costs related to reacquired debt                   11,613
   Deferred environmental remediation costs                       13,229
   Take-or-Pay costs                                                  58
                                                             ___________
     Regulatory Assets                                       $   129,844
                                                             ===========

Regulatory Liabilities:
   SFAS 109 - Income Taxes, net                              $    56,225
   Clean Air Act allowances, net                                   2,466
                                                             ___________

     Regulatory Liabilities, Net                             $    58,691
                                                             ===========

SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" amends SFAS No. 71 and imposes a stricter criteria for retention of regulatory assets by requiring that such assets be probable of recovery through future revenues at each balance sheet date. The Company continually assesses the recoverability of its regulatory assets, and if all, or a separable portion of CIPS' operations becomes no longer subject to the provisions of SFAS No. 71, a write off of all or a portion of the related regulatory assets and liabilities may be required. In addition, a determination would have to be made regarding the impairment and writedown of certain other assets.

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

On August 11, 1997 the FERC approved the recovery of the restructuring charge through the wholesale FAC effective May 8, 1997, subject to a 30-day appeal by intervenors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CIPSCO and Union Electric Company ("UE") entered into a Merger Agreement dated August 11, 1995. Information concerning the agreement is included in
Part II, Item 5. Other Information of this report. CIPSCO's and Union Electric Company's proposed merger is awaiting certain regulatory and governmental approvals and is expected to be completed by year-end 1997. Stockholders at both companies approved the merger on December 20, 1995, and the Missouri Public Service Commission approved the merger on February 21, 1997. The Illinois Commerce Commission (Illinois commission), the Federal Energy Regulatory Commission (FERC) and various other federal agencies are expected to issue decisions on the merger later this year.

On April 30, 1997, the presiding administrative law judge in the FERC case issued an initial decision finding that, subject to certain conditions, the merger between CIPSCO and UE is in the public interest and should be approved. The conditions concern certain power and transmission service agreements with other utilities. A final order from the FERC is expected later this year.

On July 25, 1997, a Hearing Examiner for the Illinois commission issued a second proposed order in connection with the CIPSCO and UE merger proceedings. In the July 1997 proposed order, the Hearing Examiner affirmed the recommendations made in the November 1996 proposed order, including that the merger between CIPSCO and UE be approved. In addition, the July 1997 proposed order addressed market power issues, as well as issues associated with affiliate transactions. In the July 1997 proposed order, the Hearing Examiner concluded that the proposed merger does not create any significant retail market power issues and that CIPSCO's and UE's proposed treatment of affiliate transactions is reasonable.

The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, required review of the proposed merger by the Federal Trade Commission and the Department of Justice. On May 18, 1997, the waiting period established by the Act expired without action by either agency thus clearing the merger from federal antitrust review.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries ("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1997-2001 period will be about $482 million. The projected 5-year amounts include up to $28 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990. Capital requirements for the 1997-2001 period are expected to be met primarily through internally generated funds. See "National Ambient Air
Quality Standards" below.   In addition to funds required to refinance
maturing short-term and long-term borrowings, external financing requirements are expected to total about $175 million for the 1997-2001 period which include amounts for projected construction expenditures and the coal contract restructuring payment.

CIPS has remaining authority through December 31, 1998 from the Illinois commission to incur up to $51 million in long-term debt. At June 30, 1997, remaining authority under registration statements filed with the Securities and Exchange Commission was $75 million.

Common stock dividends paid for the twelve months ended June 30, 1997, resulted in a payout ratio of 95% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders equalled 81% of net cash provided by operating activities for the same period.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the six-month periods ended June 30, 1997 and 1996 are as follows:

                                                 Six Months Ended
                                                     June 30,
                                             _________________________
                                                  (in thousands)
The Company:                                    1997           1996
                                             _________      _________
  Common Shareholders' Equity

Net income                                   $ 27,800       $ 33,100
Common stock dividends paid                   (35,773)       (35,092)
Other                                             114            407
                                             ________       ________
  Change in Shareholders' Equity             $ (7,859)      $ (1,585)
                                             ========       ========

                                                 Six Months Ended
                                                     June 30,
                                             _________________________
                                                  (in thousands)
CIPS:                                           1997           1996
                                             _________      _________
  Common Shareholder's Equity

Earnings for common stock                    $ 24,355       $ 29,923
Common stock dividends paid                   (35,400)       (34,000)
Other                                             114            (38)
                                             ________       ________
  Change in Shareholder's Equity             $(10,931)      $ (4,115)
                                             ========       ========

OVERVIEW

The Company's earnings per share were $.36 for the quarter ended June 30, 1997, compared to $.35 per share earned during the same period in 1996.
The nearly flat earnings reflect a slight increase in sales margins offset by an increase in unusual costs for corporate restructuring and the proposed merger. The Company's earnings per share were $.82 for the six months ended June 30, 1997, compared to $.97 per share earned during the same period in 1996. The decrease primarily reflects higher expenses in 1997 due to costs related to business restructuring, system conversions and two planned maintenance outages at power stations.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months and six month periods ended June 30, 1997 and 1996 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                Second Quarter       Six Months
                                Ended June 30,     Ended June 30,
                              ___________________ ___________________
                                           (in thousands)
                                1997      1996      1997      1996
                              ________  ________  ________  ________
CIPS
  Electric operating
   margin                     $103,946  $101,948  $201,373  $197,924
  Gas operating margin           8,320     7,952    25,689    27,651
  Other deductions and
   interest expenses          (100,435)  (98,704) (200,865) (193,788)

  CIPS preferred stock
   dividends                      (929)     (925)   (1,842)   (1,864)
                              ________  ________  ________  ________
    Total earnings
     for common stock           10,902    10,271    24,355    29,923
                              ________  ________  ________  ________

NON-UTILITY
  Investment revenues            2,441     2,875     5,735     5,015
  Other deductions
   and expenses                 (1,092)   (1,164)   (2,290)   (1,838)
                              ________  ________  ________  ________
    Total non-utility
     net income                  1,349     1,711     3,445     3,177
                              ________  ________  ________  ________
Consolidated net income       $ 12,249  $ 11,982  $ 27,800  $ 33,100
                              ========  ========  ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months and six months ended June 30, 1997, compared to the same periods in 1996 are presented below.

The Company
                                 Net Income
                                (in thousands)       Earnings Per Share
                           _______________________ _______________________
                           Three Months Six Months Three Months  Six Months
                           ____________ __________ ____________  __________

1997                         $12,249      $27,800     $ .36       $ .82
1996                          11,982       33,100       .35         .97
                             _______      _______     _____       _____
  Increase (Decrease)        $   267      $(5,300)    $ .01       $(.15)

  Percent Increase (Decrease)      2 %        (16)%       3 %       (15)%



CIPS
                                        Earnings for Common Stock
                                             (in thousands)
                                        __________________________
                                        Three Months   Six Months
                                        ____________   __________

1997                                       $10,902       $24,355
1996                                        10,271        29,923
                                           _______       _______
  Increase (Decrease)                      $   631       $(5,568)
                                           =======       =======

  Percent Increase (Decrease)                    6 %         (19)%

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues declined 1% in the second quarter of 1997 compared to the second quarter of 1996 reflecting a 1% decline in KWH sales due principally to milder weather conditions in 1997. Cooling degree days in the second quarter of 1997 were 25% lower than in 1996. Power supply agreement revenues for the second quarter of 1997 improved 17% over the second quarter 1996 due to increased sales of energy resulting from pricing adjustments to two agreements. Economy and emergency interchange sales declined in the second quarter of 1997 over the same period in 1996 due to accounting for certain interchange transactions as transmission service, in compliance with FERC Order No. 888 on open transmission access, rather than as purchase and resale transactions as was done in 1996 prior to FERC Order No. 888 being effective.

Electric revenues decreased 4% in the first six months of 1997 compared to the same period of 1996 reflecting lower KWH sales due principally to weather conditions in 1997. KWH sales to residential and industrial customers decreased 4% and 6%, respectively, due to the weather while commercial electric sales had 1% growth. Public authorities and other revenues are higher in the first six months of 1997 compared to the same period of 1996 due to transmission service revenues, which are included in this category in 1997. Power supply agreement revenues for the six months ended June 30, 1997, were 14% above those of the same period in 1996 due to increased energy sales related to these agreements. Economy and emergency interchange sales declined in the first six months of 1997 over the same period in 1996 due to accounting for certain interchange transactions as transmission service, as discussed above. Sales to cooperatives and municipals decreased in the six months ended June 30, 1997 compared to the same period in 1996 due primarily to unfavorable weather conditions in 1997.

The changes in electric revenue and KWH sales are shown below:

                                   CHANGES IN ELECTRIC REVENUE AND
                                         KILOWATTHOUR SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
               ______________________________   _____________________________
                        Second Quarter                    Six Months
               ______________________________   _____________________________
               Revenue   Rev %   KWH    KWH %   Revenue  Rev %    KWH   KWH %
               ________  _____ ________ _____   _______  _____ ________ _____

Residential    $ (1,255)  (2)%  (32,214)  (5)%  $ (4,201)  (4)%  (73,889) (5)%
Commercial        1,271    3      1,731    -         458    1      3,849   -
Industrial       (1,727)  (6)   (36,588)  (6)     (3,179)  (6)   (48,772) (4)
Public
 Authorities
 and Other        1,527   32       (225)  (1)      2,807   29      5,264   6
               ________        ________          ________        _______
 Total Retail  $   (184)   - %  (67,296)  (3)%  $ (4,115)  (2)% (113,547) (3) %

Power Supply
 Agreements    $  2,862   17 %  165,787   51 %  $  4,688   14 %  277,851  40 %
Interchange
 Sales
 (economy/
 emergency)      (3,492) (21)  (121,001) (15)    (11,496) (32)  (479,556)(28)
Cooperatives and
 Municipals        (955) (18)   (15,314) (12)     (1,272) (11)   (20,728) (8)
               ________        ________           ________       _______
 Total Sales
  for Resale   $ (1,585)  (4)%   29,472    2 %  $ (8,082) (10)% (222,434) (8) %
               ________        ________           ________       _______
 Total         $ (1,769)  (1)%  (37,824)  (1)%  $(12,197)  (4)% (335,981) (5)%
               ========        ========           ========       =======

Gas revenues increased 16% in the second quarter of 1997 compared to the same period in 1996 due principally to therm sales to others for resale. Residential and commercial gas revenues declined 1% and 7%, respectively, for the second quarter of 1997 and 6% and 8% in the first six months of 1997 over the same periods in 1996 due to milder weather. Industrial revenues increased 12% and 8%, respectively, in the second quarter and the first six months of 1997, primarily attributable to higher purchased gas costs which flow through to revenues through the Purchased Gas Adjustment clause (PGA). Gas transportation revenues declined 11% in the second quarter of 1997 and 17% for the first six months of 1997 reflecting an increase in customers buying from the CIPS system rather than buying off system and paying CIPS to transport customer owned gas. In addition to traditional sales to end users, CIPS sells gas to others for resale. Sales for resale in 1997 continued to offset the above mentioned declines, whereas such sales were minimal in 1996.

The changes in gas revenues and therm sales are shown below.

                               CHANGES IN GAS REVENUE AND THERM SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
               _____________________________   ______________________________
                       Second Quarter                    Six Months
               _____________________________   ______________________________
               Revenue  Rev %  Therms Therms   Revenue  Rev %  Therms  Therms
                                         %                               %
               ________ _____  ______  ______  _______  _____  ______  ______

Residential   $   (127)  (1)%  (1,067)  (5)%  $ (3,265)  (6)%  (13,513) (13)%
Commercial        (282)  (7)     (636) (10)     (1,587)  (8)    (5,411) (15)
Industrial         259   12     1,803   32         461    8      1,443    8
Sales for
 Resale          3,662  100    18,212  100       5,073  100     22,449  100
Transportation    (160) (11)   (3,182) (11)       (653) (17)    (4,213)   6
Miscellaneous       (6)  (5)        -    -          37   13          -    -
              ________         ______         ________          ______
  Total       $  3,346   16 %  15,130   25 %  $     66    - %      754    - %
              ========         ======         ========          ======


Investment revenues decreased 15% in the second quarter of 1997 compared to the second quarter of 1996 due to a stronger market performance of marketable security investments in the second quarter 1996. Investment revenues increased 15% for the first six months of 1997 compared to the same period in 1996 due to an adjustment to reflect a change in accounting to market valuation made in first quarter 1996 as well as strong market gains in the first quarter of 1997.

OPERATING EXPENSES
__________________

Fuel for electric generation increased 3% in the second quarter of 1997 compared to the same period in 1996. The increase results from an eight percent increase in generation. Fuel for electric generation decreased 2% for the first six months of 1997 compared to the same period in 1996 due to a six percent decline in generation.

Purchased power costs declined 44% for the second quarter of 1997 compared with the same period in 1996 reflecting decreases in purchases made for resale to interchange economy and emergency customers. Beginning in 1997, certain interchange sales which were previously recorded as purchased power sold for resale are now accounted for as transmission service revenue in accordance with FERC Order No. 888 involving open access to transmission lines. Therefore, purchased power and interchange economy and emergency sales both declined in the second quarter 1997 compared to the second quarter 1996. Purchased power costs declined 54% for the first six months of 1997 compared to the same period in 1996 due to the same reasons discussed above.

Gas costs increased 28% for the second quarter of 1997 and 4% for the six months ended June 1997 when compared to the same periods in 1996 due principally to increased therms purchased for resale to wholesale customers.

Other operation expenses increased 10% in the second quarter of 1997 and 13% in the first six months of 1997 compared to the same periods in 1996 due primarily to increases in business restructuring costs, system conversion costs, outside consulting expenses, and employee welfare expenses.

Maintenance expenses decreased 11% for the second quarter of 1997 compared to the same period of 1996 because of less scheduled maintenance at the power stations. Maintenance expenses increased 4% for the first six months of 1997 over the same period in 1996 due to two scheduled power plant maintenance projects in 1997 and only one scheduled in 1996.

Depreciation and amortization expense increased 4% in the second quarter of 1997 and 6% for the first six months of 1997 when compared to the same periods in 1996 due to normal plant additions.

Interest and other charges increased 3% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to an increase in long-term debt outstanding. Interest and other charges decreased 3% for the first six months of 1997 compared to the same period in 1996 due to higher allowances for funds used during construction due to higher construction activity and lower merger transaction costs.

BALANCE SHEET
_____________

Significant changes in the balance sheet accounts at June 30, 1997 compared to balances at December 31, 1996 are:

Gas stored underground, at average cost, decreased 34% during the six months due to normal winter heating season withdrawal of stored gas prior to the summer replenishment of the underground storage.

Regulatory assets increased 101% primarily due to the coal contract restructuring charge attributable to the coal contract restructuring completed in the first quarter of 1997. See Note 4 of Condensed Notes to Financial Statements.

LABOR NEGOTIATIONS
__________________

CIPS is negotiating with three separate employee groups consisting of (i) four clerical employees at its Newton power station, (ii) six clerical employees at its Coffeen power station and (iii) 16 production and technical employees at a Springfield, Illinois operations facility. These groups have been certified by the NLRB to be represented by labor organizations. While these groups will be represented by union locals which currently represent other CIPS employees, existing labor contracts do not cover these three groups. As of the date of this Quarterly Report on Form 10-Q (August 14, 1997) the status of negotiations with respect to the three employee bargaining groups is as follows: (i) Newton Power Station employees are expected to vote within the next few days on the Company's final offer, (ii) Coffeen Power Station employees have ratified a final agreement with the Company, and (iii) Springfield production and technical employees have reached a tentative agreement with the Company. Although CIPS expects to reach a final agreement with all three bargaining units, until such agreements are reached, a strike, work stoppage, work slowdown, or similar action involving such employees, and other collective bargaining unit employees, could occur. CIPS believes that the continuation of any one or more of such events for a limited period would not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS.

LEGISLATIVE MATTERS
___________________

As reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Form 10-K of the Company and CIPS under the caption "Regulation and Competition," various groups have made proposals for utility deregulation legislation in Illinois. During 1997, negotiations had been underway with state legislators, various interest groups and utilities, including CIPS, for the purpose of developing a comprehensive deregulation bill that would have general support. The various groups stopped these discussions in mid-May, 1997 without reaching consensus on many of the major issues concerning deregulation. A legislative proposal which was not adopted proposed a phase-in of customer choice as well as immediate rate reductions for all the State's investor owned utilities. CIPS will continue to take an active part in the deregulation discussions and negotiations, but cannot predict the final form of any deregulation legislation or when such legislation might be effective.

National Ambient Air Quality Standards
______________________________________

The U.S. Environmental Protection Agency issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards would require significant reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers beginning in 2005. Because of the magnitude of these additional reductions (50 percent beyond that already required by the Phase II acid rain control provisions of the 1990 Clean Air Act Amendments which become effective January 1, 2000), CIPS could be required to incur substantial costs to meet future compliance obligations for its coal-fired boilers.

ACCOUNTING MATTERS
__________________

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" (FAS 129). This statement establishes standards for disclosing information about an entity's capital structure. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (FAS 130) and SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and display of comprehensive income. FAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim reports to shareholders. FAS 129 is effective for financial statements issued for periods ending after December 15, 1997. FAS 130 and FAS 131 are effective for fiscal years beginning after December 15, 1997.
FAS 129, FAS 130 and FAS 131 are not expected to have a material effect on the Company's financial position or results of operations upon adoption.

FORWARD LOOKING STATEMENTS
__________________________

This report includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made herein which are not based on historical facts are forward looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Such forward looking statements include those under Management's Discussion and Analysis relating to (i) the timing of regulatory approvals and consummation of the merger with UE, (ii) amounts of future construction expenditures, sources of funds to meet capital requirements and financing requirements, (iii) the expected outcome of negotiations with collective bargaining units regarding new labor contracts, (iv) anticipated deregulation legislation, and (v) the impact of future compliance with National Ambient Air Quality Standards. Such statements are based on management's belief, judgment and analysis as well as assumptions made by and information available to management at the date hereof. In addition to assumptions and cautionary factors referred to specifically in this report in connection with such forward looking statements, factors that could cause actual results to differ materially from those contemplated by the forward looking statements include (i) the speed and the nature of increased competition and deregulation in the electric and gas utility industry, (ii) economic or weather conditions affecting future sales and margins, (iii) changing energy prices, (iv) availability and cost of capital, (v) unanticipated or adverse decisions in regulatory proceedings or litigation, (vi) changes in laws and other governmental actions, and (vii) other matters detailed in Exhibit 99.03, cautionary statements, to the 1996 Annual Report on Form 10-K of the Company and CIPS, incorporated herein by reference.


                        PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

        Reference is made to Item 1. Legal Proceedings in Part II on page
        22 of the CIPSCO and CIPS combined Form 10-Q Quarterly Report for the quarter ended March 31, 1997 concerning the declaratory judgment action filed in the United States District Court for the Central District of Illinois against Atlas Minerals. On May 27,
        1997, the Court granted summary judgment in favor of CIPS on the Atlas Minerals claims finding that CIPS is not required to purchase more coal under the expired contract and is not responsible for damages to Atlas Minerals. The court found that CIPS was not entitled to any damages against Atlas Minerals. Atlas Minerals has appealed this ruling to the Seventh Circuit Court of Appeals. A final resolution of this appeal is expected in the first half of 1998.

Item 5. Other Information.

        AMEREN CORPORATION -- Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric Company.

        On August 11, 1995, CIPSCO and Union Electric Company ("UE") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at June 30, 1997 gives effect to the Merger as if it had occurred at June 30, 1997. The unaudited pro forma combined condensed statements of income for the six-month periods ended June 30, 1997 and 1996, and the twelve-month period ended June 30, 1997 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

        The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.

          Also see Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                               BALANCE SHEET
                             AT JUNE 30, 1997
                          (Thousands of Dollars)


                          As Reported (Note 1)       Pro Forma
                          ________________________  Adjustments    Pro Forma
                              UE         CIPSCO     (Notes 2, 8)   Combined
                          ___________  ___________  ____________  ___________
ASSETS
Property and plant
  Electric                $ 8,746,956  $ 2,286,097  $   377,544   $11,410,597
  Gas                         190,738      245,808            -       436,546
  Other                        35,975            -            -        35,975
                          ___________  ___________  ___________   ___________
                            8,973,669    2,531,905      377,544    11,883,118
  Less accumulated
   depreciation and
   amortization             3,776,716    1,106,615      276,843     5,160,174
                          ___________  ___________  ___________   ___________
                            5,196,953    1,425,290      100,701     6,722,944

  Construction work
   in progress:
    Nuclear fuel in
     process                  106,651            -            -       106,651
    Other                     100,022      43,692         2,536       146,250
                          ___________  ___________  ___________   ___________
         Total property
          and plant, net    5,403,626    1,468,982      103,237     6,975,845
Regulatory assets:
  Deferred income taxes
   (Note 5)                   665,397       39,994            -       705,391
  Other                       171,387      129,844            -       301,231
                          ___________  ___________  ___________   ___________
         Total regulatory
          assets              836,784      169,838            -     1,006,622
Other assets:
  Unamortized debt expense     10,256        3,469          558        14,283
  Nuclear decommissioning
   trust fund                 112,578            -            -       112,578
  Investments in
   nonregulated activities          -      117,798            -       117,798
  Other                        25,930       25,477       (4,333)       47,074
                          ___________  ___________  ___________   ___________
         Total other assets   148,764      146,744       (3,775)      291,733
Current assets:
  Cash and temporary
   investments                 12,960        8,011       21,078        42,049
  Accounts receivable, net    181,070       67,810       22,144       271,024
  Unbilled revenue            102,894       28,860            -       131,754
  Materials and supplies,
   at average cost -
    Fossil fuel                51,737       36,150        6,213        94,100
    Other                      94,584       38,402        4,409       137,395
  Other                        44,113       20,401        3,468        67,982
                          ___________  ___________  ___________   ___________
         Total current
          assets              487,358      199,634       57,312       744,304
                          ___________  ___________  ___________   ___________
Total Assets              $ 6,876,532  $ 1,985,198  $   156,774   $ 9,018,504
                          ===========  ===========  ===========   ===========

CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)   $   510,619  $   356,812  $  (866,059)  $     1,372
  Other stockholders'
   equity (Note 2)          1,810,557      296,923      866,059     2,973,539
                          ___________  ___________  ___________   ___________
         Total common
          stockholders'
          equity            2,321,176      653,735            -     2,974,911
  Preferred stock of
   subsidiary                 155,197       80,000            -       235,197
  Long-term debt            1,943,186      570,379      115,556     2,629,121
                          ___________  ___________  ___________   ___________
         Total
          capitalization    4,419,559    1,304,114      115,556     5,839,229
Minority interest in
 consolidated subsidiary            -            -        3,534         3,534
Accumulated deferred
 income taxes               1,310,922      340,609       (6,565)    1,644,966
Accumulated deferred
 investment tax credits       157,257       47,218            -       204,475
Regulatory liability          193,227       98,685            -       291,912
Accumulated provision for
 nuclear decommissioning      115,924            -            -       115,924
Other deferred credits
 and liabilities              159,759            -        3,681       163,440
Current liabilities:
  Current maturity of
   long-term debt              32,734            -       14,444        47,178
  Short-term debt              68,000       55,481            -       123,481
  Accounts payable             79,237       44,493       22,794       146,524
  Wages payable                34,494       11,177            -        45,671
  Taxes accrued               160,418       14,735            -       175,153
  Interest accrued             44,808        9,587          399        54,794
  Other                       100,193       59,099        2,931       162,223
                          ___________  ___________  ___________   ___________
         Total current
          liabilities         519,884      194,572       40,568       755,024
                          ___________  ___________  ___________   ___________
Total Capital and
 Liabilities              $ 6,876,532  $ 1,985,198  $   156,774   $ 9,018,504
                          ===========  ===========  ===========   ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                      SIX MONTHS ENDED JUNE 30, 1997
        (Thousands of Dollars Except Shares and Per Share Amounts)


                           UE          CIPSCO       Pro Forma
                     (As Reported)  (As Reported)  Adjustments     Pro Forma
                     (Notes 1,3,9)  (Notes 1,3)    (Notes 2,8)     Combined
                     _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric           $    978,461   $   329,015    $   96,361    $  1,403,837
  Gas                      58,469        85,425             -         143,894
  Other                       282         5,821           481           6,584
                     ____________   ___________    __________    ____________
       Total operating
        revenues        1,037,212       420,261        96,842       1,554,315

OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                230,520       116,445        55,432         402,397
    Gas Costs              36,962        54,994             -          91,956
    Other                 194,443        78,082         9,323         281,848
                     ____________   ___________    __________    ____________
                          461,925       249,521        64,755         776,201
  Maintenance             110,920        32,262         8,725         151,907
  Depreciation and
   amortization           122,664        45,710         7,419         175,793
  Income taxes (Note 6)    69,628        16,165         4,136          89,929
  Other taxes             102,404        29,168           960         132,532
                     ____________   ___________    __________    ____________
       Total operating
        expenses          867,541       372,826        85,995       1,326,362

OPERATING INCOME          169,671        47,435        10,847         227,953

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
    construction            1,830           144             -           1,974
  Minority interest in
   consolidated
   subsidiary                   -             -        (2,553)         (2,553)
  Miscellaneous, net       (2,841)         (253)       (3,372)         (6,466)
                     ____________   ___________    __________    ____________
       Total other
        income and
        deductions,
        net                (1,011)         (109)       (5,925)         (7,045)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                168,660        47,326         4,922         220,908

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                 70,633        17,866         4,922          93,421
  Allowance for
   borrowed funds
   used during
   construction            (3,245)         (182)            -          (3,427)
  Preferred dividends
   of subsidiaries
   (Note 7)                 4,409         1,842             -           6,251
                     ____________   ___________    __________    ____________
    Net interest
     charges and
     preferred
     dividends             71,797        19,526         4,922          96,245

NET INCOME           $     96,863   $    27,800    $        -    $    124,663
                     ============   ===========    ==========    ============

EARNINGS PER SHARE
  OF COMMON STOCK
 (BASED ON AVERAGE
  SHARES OUTSTANDING)       $ .95         $ .82                         $ .91
                            =====         =====                         =====

AVERAGE COMMON
 SHARES OUTSTANDING
 (Note 2)             102,123,834    34,069,542     1,022,086     137,215,462
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


                          UE           CIPSCO       Pro Forma
                     (As Reported)  (As Reported)  Adjustments    Pro Forma
                     (Notes 1,3,9)   (Notes 1,3)   (Notes 2,8)     Combined
                     _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric           $     982,277  $     341,210  $     91,574  $  1,415,061
  Gas                       58,478         85,359             -       143,837
  Other                        259          5,082           789         6,130
                      ____________  _____________  ____________  ____________
       Total operating
        revenues         1,041,014        431,651        92,363     1,565,028
OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                 249,021        131,646        49,735       430,402
    Gas costs               34,571         52,681             -        87,252
    Other                  186,203         69,207         9,396       264,806
                      ____________  _____________  ____________  ____________
                           469,795        253,534        59,131       782,460
  Maintenance              110,462         30,971         9,232       150,665
  Depreciation and
   amortization            119,285         43,130         7,601       170,016
  Income taxes (Note 6)     72,865         21,294         4,048        98,207
  Other taxes              103,207         29,384         1,028       133,619
                      ____________  _____________  ____________  ____________
       Total operating
        expenses           875,614        378,313        81,040     1,334,967

OPERATING INCOME           165,400         53,338        11,323       230,061

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction              3,823             77             -         3,900
  Minority interest
   in consolidated
   subsidiary                    -              -        (2,482)       (2,482)
  Miscellaneous, net        (1,586)        (1,062)       (3,719)       (6,367)
                      ____________  ______________  ___________  ____________
       Total other
        income and
        deductions,
        net                  2,237           (985)       (6,201)       (4,949)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                 167,637         52,353         5,122       225,112

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                  67,528         17,487         5,122        90,137
  Allowance for
   borrowed funds
   used during
   construction             (3,978)           (98)            -        (4,076)
  Preferred dividends
   of subsidiaries
   (Note 7)                  6,625          1,864             -         8,489
                      ____________  _____________  ____________  ____________
    Net interest
     charges and
     preferred
     dividends              70,175         19,253         5,122        94,550

NET INCOME            $     97,462  $      33,100  $          -  $    130,562
                      ============  =============  ============  ============

EARNINGS PER SHARE
  OF COMMON STOCK
 (BASED ON AVERAGE
  SHARES OUTSTANDING)        $ .95          $ .97                       $ .95
                             =====          =====                       =====

AVERAGE COMMON SHARES
 OUTSTANDING
  (Note 2)             102,123,834     34,069,542     1,022,086   137,215,462
                      ============  =============  ============  ============


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                     TWELVE MONTHS ENDED JUNE 30, 1997
        (Thousands of Dollars Except Shares and Per Share Amounts)


                           UE           CIPSCO       Pro Forma
                     (As Reported)   (As Reported)  Adjustments   Pro Forma
                     (Notes 1,3,9)   (Notes 1,3)   (Notes 2,8)     Combined
                     _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric           $   2,157,000  $     718,617  $    180,312  $  3,055,929
  Gas                       99,055        155,414             -       254,469
  Other                        508         11,294           797        12,599
                     _____________  _____________  ____________  ____________
       Total operating
        revenues         2,256,563        885,325       181,109     3,322,997

OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                 494,331        259,014        98,943       852,288
    Gas costs               66,938         98,541             -       165,479
    Other                  387,346        155,463        18,230       561,039
                      ____________  _____________  ____________  ____________
                           948,615        513,018       117,173     1,578,806
  Maintenance              224,090         62,752        16,603       303,445
  Depreciation and
   amortization            244,677         89,977        15,482       350,136
  Income taxes (Note 6)    194,132         44,428         8,322       246,882
  Other taxes              212,463         57,601         1,711       271,775
                      ____________  _____________  ____________  ____________
       Total operating
        expenses         1,823,977        767,776       159,291     2,751,044

OPERATING INCOME           432,586        117,549        21,818       571,953

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction              4,499            445             -         4,944
  Minority interest
   in consolidated
   subsidiary                    -              -        (4,946)       (4,946)
  Miscellaneous, net        (5,549)        (1,974)       (7,065)      (14,588)
                      ____________  _____________  ____________  ____________
       Total other
        income and
        deductions,
        net                 (1,050)        (1,529)      (12,011)      (14,590)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                 431,536        116,020         9,807       557,363

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                 135,749         38,131         9,807       183,687
  Allowance for
   borrowed funds
   used during
   construction             (6,274)          (567)            -        (6,841)
  Preferred dividends
   of subsidiaries
   (Note 7)                 11,033          3,699             -        14,732
                      ____________  _____________  ____________  ____________
    Net interest
     charges and
     preferred
     dividends             140,508         41,263         9,807       191,578

NET INCOME            $    291,028  $      74,757  $          -  $    365,785
                      ============  =============  ============  ============

EARNINGS PER SHARE
  OF COMMON STOCK
 (BASED ON AVERAGE
  SHARES OUTSTANDING)        $2.85          $2.19                       $2.67
                             =====          =====                       =====

AVERAGE COMMON SHARES
 OUTSTANDING
 (Note 2)              102,123,834     34,069,542      1,022,086  137,215,462
                      ============  =============  =============  ===========


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

3. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the six months and twelve months ended June 30, 1997 included merger-related costs of $5 million and $9 million, net of income taxes, for Union Electric, and $1 million and $3 million, net of income taxes, for CIPSCO, respectively. Net income for the six months ended June 30, 1996 included merger-related costs of $4 million, net of income taxes, for Union Electric, and $2 million, net of income taxes, for CIPSCO.

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

9. Net income for the six and twelve months ended June 30, 1997, included credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $20 million and $21 million, respectively.
   Net income for the six months ended June 30, 1996, included a credit to Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $46 million.

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

    Exhibit 27.1 Financial Data Schedule for CIPSCO (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

    Exhibit 27.2 Financial Data Schedule for CIPS (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

  (B)    Reports on Form 8-K:

        Registrant                  CIPS

        Date of Report              Item Reported

        June 6, 1997                Item 7. Financial Statements, Pro
                                    Forma Financial Information and
                                    Exhibits.

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

                               CIPSCO Incorporated




Date:  August 14, 1997        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                              (Chief Accounting Officer)


                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Central Illinois Public Service Company




Date:  August 14, 1997        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                             (Principal Accounting Officer)


                          CIPSCO INCORPORATED AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1997




Exhibit No.              Description
___________              ___________

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes for CIPS.

Exhibit 27.1        Financial Data Schedule for CIPSCO

Exhibit 27.2        Financial Data Schedule for CIPS