Form 10-Q
period 1997-09-30
CIPSCO INC; CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1997-11-14
CIK 860520, 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended SEPTEMBER 30, 1997

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

CIPSCO INCORPORATED   Common stock, no par value, 34,069,542 shares
                      outstanding October 31, 1997

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock, no par value, 25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at October 31, 1997

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended September 30, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.

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

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Income
             For the Periods Ended September 30, 1997 and 1996
                  (in thousands except per share amounts)
                                (unaudited)


                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    __________________  __________________

                                      1997      1996      1997      1996
                                    ________  ________  ________  ________
Operating Revenues:
  Electric . . . . . . . . . . . .  $210,400  $218,978  $539,415  $560,188
  Gas. . . . . . . . . . . . . . .    15,749    15,921   101,174   101,280
  Investment . . . . . . . . . . .     3,025     2,382     8,846     7,464
                                    ________  ________  ________  ________
     Total operating revenues. . .   229,174   237,281   649,435   668,932
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation . .    57,502    58,574   162,397   165,288
  Purchased power. . . . . . . . .     4,690    14,803    16,239    39,734
  Gas costs. . . . . . . . . . . .     7,947     7,546    62,941    60,227
  Other operation. . . . . . . . .    43,131    38,279   121,215   107,487
  Maintenance. . . . . . . . . . .    15,796    12,034    48,058    43,005
  Depreciation and amortization. .    21,631    21,680    67,341    64,810
  Taxes other than income taxes. .    14,665    14,121    43,832    43,505
                                    ________  ________  ________  ________
     Total operating expenses. . .   165,362   167,037   522,023   524,056
                                    ________  ________  ________  ________
Operating Income . . . . . . . . .    63,812    70,244   127,412   144,876
                                    ________  ________  ________  ________

Interest and Other Charges:
  Interest on long-term debt of
   subsidiary  . . . . . . . . . .     9,757     8,279    26,139    24,839
  Other interest charges . . . . .       837     2,110     2,322     3,037
  Allowance for funds used during
   construction  . . . . . . . . .      (539)     (271)     (865)     (446)
  Preferred stock dividends of
   subsidiary  . . . . . . . . . .       940       931     2,782     2,794
  Miscellaneous, net . . . . . . .       236     1,811       488     2,874
                                    ________  ________  ________  ________
Total interest and other charges .    11,231    12,860    30,866    33,098
                                    ________  ________  ________  ________

Income Before Income Taxes . . . .    52,581    57,384    96,546   111,778
                                    ________  ________  ________  ________
Income Taxes . . . . . . . . . . .    18,734    21,966    34,898    43,260
                                    ________  ________  ________  ________
Net Income . . . . . . . . . . . .  $ 33,847  $ 35,418  $ 61,648  $ 68,518
                                    ========  ========  ========  ========

Average Shares of Common Stock
 Outstanding . . . . . . . . . . .    34,070    34,070    34,070    34,070

Earnings per Average Share of
 Common Stock  . . . . . . . . . .  $    .99  $   1.04  $   1.81  $   2.01


The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                  September 30,1997 and December 31, 1996
                              (in thousands)


                                             September 30,  December 31,
                                                 1997          1996
                                             _____________  ____________
                                              (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric................................   $2,290,092     $2,244,571
  Gas.....................................      248,083        242,664
                                             __________     __________
                                              2,538,175      2,487,235
  Less-Accumulated depreciation...........    1,116,899      1,099,261
                                             __________     __________
                                              1,421,276      1,387,974
  Construction work in progress...........       58,921         70,150
                                             __________     __________
                                              1,480,197      1,458,124
                                             __________     __________
Current Assets:
  Cash....................................        2,833          2,287
  Temporary investments, at cost which
   approximates market....................          933          3,983
  Accounts receivable, net................       73,168         74,693
  Accrued unbilled revenues...............       23,131         30,126
  Materials and supplies, at average cost.       35,785         38,806
  Fuel for electric generation, at
   average cost...........................       20,215         21,610
  Gas stored underground, at average cost.       13,204         13,361
  Prepayments.............................       10,888         14,403
  Other current assets....................        8,286          7,704
                                             __________     __________
                                                188,443        206,973
                                             __________     __________
Regulatory Assets.........................      127,837         64,754
                                             __________     __________
Investments and Other Assets:
  Marketable securities...................       51,414         51,293
  Leveraged leases and energy investments.       64,594         62,017
  Other...................................       28,295         28,495
                                             __________     __________
                                                144,303        141,805
                                             __________     __________
                                             $1,940,780     $1,871,656
                                             ==========     ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.............   $  669,837     $  661,594
  Preferred stock of subsidiary...........       80,000         80,000
  Long-term debt of subsidiary............      570,433        421,227
                                             __________     __________
                                              1,320,270      1,162,821
                                             __________     __________

Current Liabilities:
  Long-term debt of subsidiary due
   within one year........................            -         58,000
  Short-term borrowings...................       36,358         57,768
  Accounts payable........................       40,240         62,774
  Accrued wages...........................       11,110         10,294
  Accrued taxes...........................       22,613         13,692
  Accrued interest........................       10,954          8,432
  Other...................................       53,835         49,302
                                             __________     __________
                                                175,110        260,262
                                             __________     __________

Deferred Credits:
  Accumulated deferred income taxes.......      342,837        341,373
  Investment tax credits..................       46,384         48,885
  Regulatory liabilities, net.............       56,179         58,315
                                             __________     __________
                                                445,400        448,573
                                             __________     __________
                                             $1,940,780     $1,871,656
                                             ==========     ==========


The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             For the Periods Ended September 30, 1997 and 1996
                              (in thousands)
                                (unaudited)


                                                Nine Months Ended
                                                  September 30,
                                             _________________________
                                                1997           1996
                                             __________     __________
Operating Activities:
  Net income.............................    $   61,648     $   68,518
  Adjustments to reconcile net income
   to net cash provided (used in):
    Depreciation and amortization........        67,341         64,810
    Allowance for equity funds used
     during construction (AFUDC).........          (381)          (196)
    Deferred income taxes, net...........         1,464          5,324
    Investment tax credit amortization...        (2,501)        (2,512)
    Coal contract restructuring charge...       (71,795)             -
  Cash flows impacted by changes in
   assets and liabilities:
    Accounts receivable, net and
     accrued unbilled revenues...........         8,520         (9,980)
    Fuel for electric generation.........         1,395          8,411
    Other inventories....................         3,178         (4,026)
    Prepayments..........................         3,515          1,357
    Other assets.........................          (382)        (5,370)
    Accounts payable and other
     liabilities.........................       (18,001)        (3,606)
    Accrued wages, taxes and interest....        12,259          2,086
  Other..................................        (1,598)            65
                                             __________     __________
    Net cash provided by (used in)
     operating activities................        64,662        124,881
                                             __________     __________
Investing Activities:
  Utility construction expenditures,
   excluding AFUDC.......................       (78,970)       (67,760)
  Allowance for borrowed funds used
   during construction...................          (484)          (250)
  Changes in temporary investments.......         3,050           (156)
  Long-term marketable securities........          (121)        (3,285)
  Long-term leveraged leases and energy
   investments...........................        (2,577)        (1,997)
                                             __________     __________
    Net cash used in investing
     activities..........................       (79,102)       (73,448)
                                             __________     __________
Financing Activities:
  Common stock dividends paid............       (53,830)       (52,808)
  Proceeds from issuance of long-term
   debt of subsidiary....................       152,000              -
  Repayment of long-term debt of
   subsidiary............................       (61,000)             -
  Repayment of short-term borrowings.....       (21,410)         6,070
  Issuance expense, discount and premium.          (774)           (12)
                                             __________     __________
    Net cash provided by (used in)
     financing activities................        14,986        (46,750)
                                             __________     __________

  Net increase (decrease) in cash........           546          4,683
  Cash at beginning of period............         2,287          1,088
                                             __________     __________
  Cash at end of period..................    $    2,833     $    5,771
                                             ==========     ==========

Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.    $   24,814     $   26,935
    Income taxes.........................    $   24,220     $   35,685


The accompanying condensed notes to financial statements are an integral part of these statements.


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           Statements of Income
             For the Periods Ended September 30, 1997 and 1996
                              (in thousands)
                                (unaudited)



                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                   __________________  __________________
                                     1997      1996      1997      1996
                                   ________  ________  ________  ________
Operating Revenues:
  Electric. . . . . . . . . . . .  $210,405  $218,982  $539,432  $560,205
  Gas . . . . . . . . . . . . . .    15,750    15,922   101,177   101,283
                                   ________  ________  ________  ________
     Total operating revenues . .   226,155   234,904   640,609   661,488
                                   ________  ________  ________  ________

Operating Expenses:
  Fuel for electric generation. .    57,502    58,574   162,397   165,288
  Purchased power . . . . . . . .     4,690    14,803    16,239    39,734
  Gas costs . . . . . . . . . . .     7,947     7,546    62,941    60,227
  Other operation . . . . . . . .    42,792    37,998   120,222   106,540
  Maintenance . . . . . . . . . .    15,795    12,033    48,056    43,002
  Depreciation and amortization .    21,517    21,593    66,988    64,468
  Taxes other than income taxes .    14,647    14,114    43,798    43,485
  Income taxes:
    Current . . . . . . . . . . .    15,127    19,082    35,694    44,568
    Deferred, net . . . . . . . .     4,049     4,716      (389)      968
    Deferred investment tax
     credits, net . . . . . . . .      (834)     (837)   (2,501)   (2,511)
                                   ________  ________  ________  ________
     Total operating expenses . .   183,232   189,622   553,445   565,769
                                   ________  ________  ________  ________
Operating Income. . . . . . . . .    42,923    45,282    87,164    95,719
                                   ________  ________  ________  ________

Other Income and Deductions:
  Allowance for equity funds
   used during construction . . .       237       119       381       196
  Nonoperating income taxes . . .       (53)    1,581      (392)    1,243
  Miscellaneous, net. . . . . . .       (70)   (1,781)     (240)   (2,781)
                                   ________  ________  ________  ________
     Total other income and
      deductions. . . . . . . . .       114       (81)     (251)   (1,342)
                                   ________  ________  ________  ________
Income Before Interest Charges. .    43,037    45,201    86,913    94,377
                                   ________  ________  ________  ________

Interest Charges:
  Interest on long-term debt. . .     9,757     8,279    26,139    24,839
  Other interest charges. . . . .       826     2,114     2,306     3,041
  Allowance for borrowed funds
   used during construction . . .      (302)     (152)     (484)     (250)
                                   ________  ________  ________  ________
      Total interest charges. . .    10,281    10,241    27,961    27,630
                                   ________  ________  ________  ________

Net Income. . . . . . . . . . . .    32,756    34,960    58,952    66,747
Preferred Stock Dividends . . . .       940       931     2,782     2,795
                                   ________  ________  ________  ________
Earnings for Common Stock . . . .  $ 31,816  $ 34,029  $ 56,170  $ 63,952
                                   ========  ========  ========  ========


The accompanying condensed notes to financial statements are an integral part of these statements.


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                 September 30, 1997 and December 31, 1996
                              (in thousands)


                                             September 30,  December 31,
                                                  1997          1996
                                             _____________  ____________
                                              (unaudited)
              ASSETS
Utility Plant, at original cost:
  Electric.................................  $2,290,092     $2,244,571
  Gas......................................     248,083        242,664
                                             __________     __________
                                              2,538,175      2,487,235
  Less-Accumulated depreciation............   1,116,899      1,099,261
                                             __________     __________
                                              1,421,276      1,387,974
  Construction work in progress............      58,921         70,150
                                             __________     __________
                                              1,480,197      1,458,124
                                             __________     __________
Current Assets:
  Cash.....................................       2,532          2,261
  Accounts receivable, net.................      73,227         74,761
  Accrued unbilled revenues................      23,131         30,126
  Materials and supplies, at average cost..      35,785         38,806
  Fuel for electric generation, at
   average cost............................      20,215         21,610
  Gas stored underground, at average cost..      13,204         13,361
  Prepayments..............................      10,788         14,323
  Other current assets.....................       8,286          7,704
                                             __________     __________
                                                187,168        202,952
                                             __________     __________
Regulatory Assets..........................     127,837         64,754
                                             __________     __________
Other Assets...............................      27,167         27,488
                                             __________     __________
                                             $1,822,369     $1,753,318
                                             ==========     ==========
    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity..............  $  594,520     $  581,224
  Preferred stock..........................      80,000         80,000
  Long-term debt...........................     570,433        421,228
                                             __________     __________
                                              1,244,953      1,082,452
                                             __________     __________
Current Liabilities:
  Long-term debt due within one year.......           -         58,000
  Short-term borrowings....................      33,558         57,768
  Accounts payable.........................      39,517         62,243
  Accrued wages............................      11,110         10,279
  Accrued taxes............................      23,028         13,943
  Accrued interest.........................      10,954          8,432
  Other....................................      53,836         49,301
                                             __________     __________
                                                172,003        259,966
                                             __________     __________
Deferred Credits:
  Accumulated deferred income taxes........     302,850        303,700
  Investment tax credits...................      46,384         48,885
  Regulatory liabilities, net..............      56,179         58,315
                                             __________     __________
                                                405,413        410,900
                                             __________     __________
                                             $1,822,369     $1,753,318
                                             ==========     ==========

The accompanying condensed notes to financial statements are an integral part of these statements.


                  Central Illinois Public Service Company
                         Statements of Cash Flows
             For the Periods Ended September 30, 1997 and 1996
                              (in thousands)
                                (unaudited)


                                                 Nine Months Ended
                                                   September 30,
                                               _______________________

                                                  1997         1996
                                               __________   __________
Operating Activities:
  Net income..............................     $ 58,952     $  66,747
  Adjustments to reconcile net income to
   net cash provided (used in):
    Depreciation and amortization.........       66,988        64,468
    Allowance for equity funds used
     during construction (AFUDC)..........         (381)         (196)
    Deferred income taxes, net............         (850)          968
    Investment tax credit amortization....       (2,501)       (2,512)
    Coal contract restructuring charge....      (71,795)            -
  Cash flows impacted by changes in
   assets and liabilities:
    Accounts receivable, net and accrued
     unbilled revenues....................        8,529        (9,748)
    Fuel for electric generation..........        1,395         8,411
    Other inventories.....................        3,178        (4,026)
    Prepayments...........................        3,535         1,070
    Other assets..........................         (261)       (5,086)
    Accounts payable and other
     liabilities..........................      (18,191)       (4,338)
    Accrued wages, taxes and interest.....       12,439         3,542
  Other...................................       (1,246)          407
                                              _________     _________
    Net cash provided by (used in)
     operating activities.................       59,791       119,707
                                              _________     _________

Investing Activities:
  Construction expenditures, excluding
   AFUDC..................................      (78,970)      (67,760)
  Allowance for borrowed funds used
   during construction....................         (484)         (250)
                                              _________     _________
    Net cash used in investing activities.      (79,454)      (68,010)
                                              _________     _________

Financing Activities:
  Proceeds from issuance of long-term
   debt ..................................      152,000             -
  Repayment of long-term debt.............      (61,000)            -
  Repayment of short-term borrowings......      (24,210)        6,070
Dividends paid:
    Preferred stock.......................       (2,782)       (2,795)
    Common stock..........................      (43,300)      (50,250)
  Issuance expense, discount and premium..         (774)          (12)
                                              _________     _________
    Net cash provided by (used in)
     financing activities.................       19,934       (46,987)
                                              _________     _________
  Net increase (decrease) in cash.........          271         4,710
  Cash at beginning of period.............        2,261         1,006
                                              _________     _________
  Cash at end of period...................    $   2,532     $   5,716
                                              =========     =========
Supplemental Disclosures of Cash Flow
 Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized..    $  24,814     $  26,935
    Income taxes..........................    $  24,659     $  38,052


The accompanying condensed notes to financial statements are an integral part of these statements.


                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                                (unaudited)




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

Costs relating to studies and remediation at the 13 sites and associated legal and litigation expenses are being accrued and deferred rather than expensed currently. This is being done pending recovery through rates or from other parties. Through September 30, 1997, $51.8 million had been deferred representing costs incurred and the estimates for costs of completing studies at various sites and an estimate of future remediation costs to be incurred at the Superfund and other sites. The total of the costs deferred, net of recoveries from insurers and through the rate riders described above, was $14.2 million at September 30, 1997.

The Illinois commission has instituted a reconciliation proceeding to review CIPS' environmental remediation activities in 1993, 1994 and 1995 and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently incurred.
The Illinois commission also has instituted a reconciliation proceeding to review CIPS' environmental activities in 1996. Amounts found to have been incorrectly included under the riders would be subject to refund. On June 30, 1997, CIPS and the Staff of the Illinois Commerce Commission submitted a stipulation with regard to all matters at issue in the reconciliation proceeding related to environmental activities in 1993, 1994 and 1995. Under the stipulation, as of December 31, 1995, the aggregate amount of
(i) revenues received under the riders, insurance proceeds (and related interest) exceeded (ii) rider-related costs (and related carrying cost) by approximately $4,111,000. If the stipulation is approved by the Commission, this amount would be applied to cover a portion of future remediation costs. Also, if the stipulation is approved, insurance proceeds in the amount of $3,226,250 (and related interest) would be applied to cover non-rider related costs incurred by CIPS. During 1997, the accumulated balance of recoverable environmental remediation cost exceeded the balance of available insurance proceeds and rider revenue. CIPS, therefore, began to again collect revenue under the riders on November 1, 1997.

Management believes that any costs incurred in connection with the sites that are not recovered from others will be recovered through the environmental rate riders. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position, results of operations, or liquidity of the Company or CIPS.

LABOR ISSUES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $17 million.
An administrative law judge of the NLRB has ruled that the lockout was unlawful. On July 23, 1996, CIPS appealed to the NLRB. Management believes the lockout was both lawful and reasonable and that the final resolution of the issues will not have a material adverse effect on financial position, results of operations or liquidity of the Company or CIPS. CIPS successfully negotiated renewed contracts with both unions in 1996 which extend through June 30, 1999.

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

Note 3.  REGULATORY MATTERS
___________________________

The operations of CIPS are subject to the regulation of the Illinois commission and the Federal Energy Regulatory Commission ("FERC").
Accordingly, its accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue to CIPS associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance
Sheets as of September 30, 1997 and December 31, 1996 relate to the following:

                Description                  September 30,  December 31,
                                                 1997           1996
                                             _____________  ____________
                                                      (in thousands)

Regulatory Assets:
   Coal contract restructuring charge          $ 65,641       $      -
   Undepreciated plant costs                     36,703         40,876
   Deferred environmental remediation costs      14,163         11,174
   Unamortized costs related to reacquired debt  11,316         12,208
   Take-or-Pay costs                                 14            496
                                               ________       ________
     Total Regulatory Assets                   $127,837       $ 64,754
                                               ========       ========

Regulatory Liabilities:
   SFAS 109 - Income Taxes, net                $ 54,821       $ 57,957
   Clean Air Act allowances, net                  1,358            358
                                               ________       ________

     Total Regulatory Liabilities, Net         $ 56,179       $ 58,315
                                               ========       ========

SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" amends SFAS No. 71 and imposes a strict criteria for retention of regulatory assets by requiring that such assets be probable of recovery through future revenues at each balance sheet date. The Company continually assesses the recoverability of its regulatory assets, and if all, or a separable portion of CIPS' operations becomes no longer subject to the provisions of SFAS No. 71, a write off of all or a portion of the related regulatory assets and liabilities may be required. In such case, a determination would also have to be made regarding the impairment and writedown of certain other assets.

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

On August 11, 1997 the FERC approved the recovery of the restructuring charge through the wholesale FAC effective May 8, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CIPSCO and Union Electric Company ("UE") entered into a Merger Agreement dated August 11, 1995. Information concerning the agreement is included in
Part II, Item 5. Other Information of this report. CIPSCO's and Union Electric Company's proposed merger is awaiting certain regulatory and governmental approvals. Stockholders at both companies approved the merger on December 20, 1995. The Missouri Public Service Commission approved the merger on February 21, 1997. The Illinois Commerce Commission (Illinois commission) approved the merger in an order (the ICC Order) entered
September 10, 1997. The ICC Order provides that CIPS and UE must file a rate case or alternative regulatory plan within six months after closing the merger which will reflect an appropriate sharing of net merger savings between shareholders and ratepayers. An intervenor in the Illinois commission proceeding filed an application for rehearing of the ICC Order with the Illinois Commission which was denied. The intervenor has until mid-November to appeal the ICC Order to the Illinois Appellate Court. The intervenor also filed an action against the ICC and others in the Circuit Court, Tenth Judicial Circuit, Tazewell County, Illinois (Case No. 97-CH-62) related to the ICC Order. The filing of these pleadings does not affect the finality of the ICC Order and the ICC Order grants the parties full authority under Illinois law to consummate the merger. The Federal Energy Regulatory Commission (FERC) approved the merger on October 15, 1997. The FERC ruled that the conditions included in the Initial Decision, issued by the Administrative Law Judge, relating to issues associated with certain power and transmission service agreements with other utilities are not necessary and that competition would not be harmed. On October 16, 1997, the U.S. Nuclear Regulatory Commission issued an order indicating that it had reviewed and found acceptable UE's request for transfer of the license for Callaway Plant from present ownership to Ameren Corporation at the time of the merger. Approval still is needed from the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. The merger is expected to be completed by year-end 1997.

On May 18, 1997, the waiting period established by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired without action by the Federal Trade Commission and the Department of Justice, thus clearing the merger from federal antitrust review.

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries ("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1997-2001 period will be about $482 million. The projected 5-year amounts include up to $28 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990. Capital requirements for the 1997-2001 period are expected to be met primarily through internally generated funds. See, however, "National Ambient Air Quality Standards" below. In addition to funds required to refinance maturing short-term and long-term borrowings, external financing requirements are expected to total about $175 million for the 1997-2001 period which include amounts for projected construction expenditures and amounts paid in the coal contract restructuring discussed in Note 4 of Condensed Notes to Financial Statements herein.

CIPS has remaining authority through December 31, 1998 from the Illinois commission to incur up to $51 million in long-term debt. At September 30, 1997, remaining authority under registration statements filed with the Securities and Exchange Commission was $75 million.

Common stock dividends paid for the twelve months ended September 30, 1997, resulted in a payout ratio of 98% of the Company's earnings to common shareholders. Common stock dividends paid to the Company's common shareholders equalled 63% of net cash provided by operating activities for the same period.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the nine-month periods ended September 30, 1997 and 1996 are as follows:

                                                Nine Months Ended
                                                  September 30,
                                             _________________________
                                                  (in thousands)
The Company:                                    1997           1996
                                             _________      _________
  Common Shareholders' Equity

Net income                                   $ 61,648       $ 68,518
Common stock dividends paid                   (53,830)       (52,808)
Other                                             425            548
                                             ________       ________
  Change in Shareholders' Equity             $  8,243       $ 16,258
                                             ========       ========

                                                Nine Months Ended
                                                  September 30,
                                             _________________________
                                                  (in thousands)
CIPS:                                           1997           1996
                                             _________      _________
  Common Shareholder's Equity

Earnings for common stock                    $ 56,170       $ 63,952
Common stock dividends paid                   (43,300)       (50,250)
Other                                             426            103
                                             ________       ________
  Change in Shareholder's Equity             $ 13,296       $ 13,805
                                             ========       ========

OVERVIEW

The Company's earnings per share were $.99 for the third quarter and $1.81 for the nine months ended September 30, 1997, compared to earnings of $1.04 and $2.01 for the same periods in 1996. The decrease in earnings reflects higher costs in 1997 related to business restructuring, system conversions and timing of power station maintenance projects.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months and nine month periods ended September 30, 1997 and 1996 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                Third Quarter       Nine Months
                              Ended September 30, Ended September 30,
                              ___________________ ___________________
                                           (in thousands)
                                1997      1996      1997      1996
                              ________  ________  ________  ________
CIPS
  Electric operating
   margin                     $140,607  $138,162  $341,981  $336,086
  Gas operating margin           7,287     7,857    32,977    35,508
  Other deductions and
   interest expenses          (115,138) (111,059) (316,006) (304,847)

  CIPS preferred stock
   dividends                      (940)     (931)   (2,782)   (2,795)
                              ________  ________  ________  ________
    Total earnings
     for common stock           31,816    34,029    56,170    63,952
                              ________  ________  ________  ________

NON-UTILITY
  Investment revenues            2,858     2,350     8,593     7,366
  Other deductions
   and expenses                   (827)     (961)   (3,115)   (2,800)
                              ________  ________  ________  ________
    Total non-utility
     net income                  2,031     1,389     5,478     4,566
                              ________  ________  ________  ________
Consolidated net income       $ 33,847  $ 35,418  $ 61,648  $ 68,518
                              ========  ========  ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months and nine months ended September 30, 1997, compared to the same periods in 1996 are presented below.

The Company
                                 Net Income
                                (in thousands)        Earnings Per Share
                           _______________________  _______________________
                           Three Months Nine Months Three Months Nine Months
                           ____________ ___________ ____________ ___________

1997                         $33,847      $61,648     $ .99        $1.81
1996                          35,418       68,518      1.04         2.01
                             _______      _______     _____        _____
  Increase (Decrease)        $(1,571)     $(6,870)    $(.05)       $(.20)
                             =======      =======     =====        =====

  Percent Increase (Decrease)     (4)%        (10)%      (5)%        (10)%


CIPS
                                        Earnings for Common Stock
                                             (in thousands)
                                        __________________________
                                        Three Months   Nine Months
                                        ____________   ___________

1997                                       $31,816       $56,170
1996                                        34,029        63,952
                                           _______       _______
  Increase (Decrease)                      $(2,213)      $(7,782)
                                           =======       =======

  Percent Increase (Decrease)                   (7)%         (12)%

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues declined 4% in the third quarter of 1997 compared to the third quarter of 1996 reflecting a decrease in economy and emergency interchange revenues and KWH sales. Economy and emergency interchange revenues and KWH sales declined in 1997 due to accounting for certain interchange transactions as transmission service, in compliance with FERC Order No. 888 on open transmission access, rather than as purchase and resale transactions as was done in 1996 prior to FERC Order No. 888 being effective. Retail KWH sales increased 3%, due to a 7% increase in cooling degree days in the third quarter of 1997. Power supply agreement revenues for the third quarter of 1997 were essentially unchanged with those of the third quarter 1996, however KWH sales increased 42% due to increased sales of energy resulting from pricing adjustments to two agreements.

Electric revenues decreased 4% in the first nine months of 1997 compared to the same period of 1996 reflecting fewer KWH sales due to milder weather conditions in 1997 and a decline in economy and emergency interchange sales over the same period in 1996 due to accounting for certain interchange transactions as transmission service, as discussed above. KWH sales to retail customers declined 1% due primarily to the milder temperatures in 1997. Power supply agreement revenues for the nine months ended September 30, 1997, are 9% above those of the same period in 1996 due to increased energy sales related to these agreements. Sales to cooperatives and municipals declined in the nine months ended September 30, 1997 compared to the same period in 1996 due primarily to unfavorable weather conditions in 1997.

The changes in electric revenue and KWH sales are shown below:

                                   CHANGES IN ELECTRIC REVENUE AND
                                         KILOWATTHOUR SALES
                                  INCREASE (DECREASE) FROM PRIOR YEAR
                                            (in thousands)
               ______________________________  _______________________________
                       Third Quarter                     Nine Months
               ______________________________  _______________________________
               Revenue  Rev %   KWH     KWH %  Revenue   Rev %    KWH    KWH %
               ________ _____ _________ _____  _________ _____ _________ _____

Residential    $  1,935   3 %    24,538   3 %  $ (2,266) (1)%   (49,351)  (2)%
Commercial        2,204   4      32,905   5       2,662   2      36,754    2
Industrial         (933) (3)     17,249   3      (4,113) (5)    (31,523)  (2)
Public
 Authorities       (103) (4)     (1,481) (3)        259   3       3,784    3
Miscellaneous       406  15           -   -         595   8           -    -
               ________         _______        ________        _________
  Total Retail $  3,509   2 %    73,211   3 %  $ (2,863) (1)%   (40,336)  (1)%

Power Supply
 Agreements    $      3   - %   169,139  42 %  $  4,689   9 %   446,990   41 %
Interchange
 Sales
  (economy/
  emergency)    (12,903)(49)   (533,239)(45)    (24,399)(39) (1,012,795)   -
Transmission
 Service          1,209   -           -   -       3,466   -           -    -
Cooperatives and
 Municipals        (396) (6)    (13,306)(10)     (1,666) (9)    (34,035)  (8)
               ________         _______         ________       _________
  Total Sales
   for Resale  $(12,087)(23)%  (377,406)(22)%   $(17,910)(13)% (599,840) (14)%
               ________         _______         ________       _________
  Total        $ (8,578) (4)%  (304,195) (8)%   $(20,773) (4)% (640,176)  (6)%
               ========        ========         ========       ========

Gas revenues decreased 1% in the third quarter of 1997 compared to the same period in 1996 due principally to a decline in residential and commercial sales. Residential and commercial gas revenues declined 11% and 33%, respectively, for the third quarter of 1997 and 6% and 12% in the first nine months of 1997 over the same periods in 1996 due principally to milder weather in 1997. Industrial revenues increased 26% and 12%, respectively, in the third quarter and the first nine months of 1997, and gas transportation revenues declined 19% in the third quarter of 1997 and 18% for the first nine months of 1997 reflecting an increase in industrial customers buying from the CIPS system rather than buying off system and paying CIPS to transport customer owned gas. In addition to traditional sales to end users, CIPS sells gas to others for resale. Sales for resale in 1997 continued to offset the above mentioned declines, whereas such sales were minimal in 1996.

The changes in gas revenues and therm sales are shown below.

                               CHANGES IN GAS REVENUE AND THERM SALES
                                INCREASE (DECREASE) FROM PRIOR YEAR
                                          (in thousands)
               ______________________________   ______________________________
                         Third Quarter                       Nine Months
               ______________________________   _____________ ________________
               Revenue  Rev %  Therms  Therms   Revenue  Rev %  Therms  Therms
                                         %                                 %
               ________ _____  ______  ______   _______  _____  _______  _____

Residential    $  (978) (11)%   (230)    (2)%  $ (4,243)  (6)%  (13,743) (12)%
Commercial      (1,056) (33)  (1,264)   (30)     (2,643) (12)    (6,675) (17)
Industrial         494   26    3,350     80         956   12      4,791   22
Sales for
 Resale          1,643    -    7,408      -       6,716    -     29,857    -
Transportation    (275) (19)    (413)    (2)       (928) (18)    (4,626)  (5)
Miscellaneous        -    -        -      -          36   11          -    -
               ________        ______          ________          ______
  Total        $  (172)  (1)%  8,851     20 %  $   (106)   - %    9,604    4 %
               ========        ======          ========          ======


Investment revenues increased 27% in the third quarter of 1997 and 19% for the first nine months of 1997 compared to the same periods in 1996 due principally to market gains in 1997.

OPERATING EXPENSES
__________________

Fuel for electric generation declined 2% in the third quarter and first nine months of 1997 compared with the same periods in 1996 due to a decline in average cost of coal consumed.

Purchased power costs declined 68% for the third quarter of 1997 compared with the same period in 1996 reflecting decreases in purchases made for resale to interchange economy and emergency customers. Beginning in 1997, certain interchange sales which were previously recorded as purchased power sold for resale are now accounted for as transmission service revenue in accordance with FERC Order No. 888 involving open access to transmission lines. Therefore, purchased power and interchange economy and emergency sales both declined in the third quarter 1997 compared to the third quarter 1996. Purchased power costs declined 59% for the nine months ended September 30, 1997 compared to the same period ended September 30, 1996 for the same reasons as in the third quarter as discussed above.

Gas costs increased 5% for the third quarter and for the nine months ended September 30, 1997 when compared to the same periods in 1996 due principally to increased therms purchased for resale to wholesale customers.

Other operation expenses increased 13% in the third quarter and in the first nine months of 1997 compared to the same periods in 1996 due primarily to increases in business restructuring costs, system conversion costs, and outside consulting expenses.

Maintenance expenses increased 31% for the third quarter of 1997 compared to the same period of 1996 because more maintenance was scheduled at the power stations. Maintenance expenses increased 12% for the first nine months of 1997 over the same period in 1996 due to two scheduled power plant maintenance projects in 1997 and only one scheduled in 1996.

Depreciation and amortization expense was essentially unchanged in the third quarter of 1997. Depreciation and amortization expensed increased 4% for the first nine months of 1997 when compared to the same periods in 1996 due to normal plant additions.

Interest and other charges declined 13% in the third quarter and 7% for the first nine months of 1997 compared to the same periods in 1996 due principally to fewer merger transaction costs in 1997.

BALANCE SHEET
_____________

Significant changes in the balance sheet accounts at September 30, 1997 compared to balances at December 31, 1996 are:

Cash and Temporary Investments declined 40% as cash was needed for investing and financing activities.

Prepayments declined 24% due to insurance and federal income taxes incurred.

Regulatory assets increased 97% primarily due to the coal contract restructuring charge which is reflected as a regulatory asset in connection with the coal contract restructuring completed in the first quarter of 1997. See Note 4 of Condensed Notes to Financial Statements.

LABOR NEGOTIATIONS
__________________

CIPS has negotiated and reached labor agreements with three separate employee groups consisting of (i) four clerical employees at its Newton power station (contract extends through June 30, 1999), (ii) six clerical employees at its Coffeen power station (contract extends through February 28, 2001) and (iii) 16 production and technical employees at a Springfield, Illinois operations facility (contract extends through June 30, 1999).

LEGISLATIVE MATTERS
___________________

As reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1996 Form 10-K of the Company and CIPS under the caption "Regulation and Competition," various groups have made proposals for utility deregulation legislation in Illinois. During 1997, negotiations had been underway with state legislators, various interest groups and utilities, including CIPS, for the purpose of developing a comprehensive deregulation bill that would have general support. A revised legislative proposal passed in the Illinois Senate on October 30, 1997 and a vote in the House of Representatives is expected by mid-November 1997. Upon approval by the House of Representatives, the Governor's approval would be required. The Senate bill includes a 5% residential rate decrease effective August 1, 1998 for those utilities (including CIPS) with a residential rate lower than the Midwest group utility average, with potential additional rate decreases in 2000 and 2002 (capped at 5% each) to the extent that rates exceed the Midwest utility average at that time. In addition, retail choice will be offered to customers (non-residential customers will have this option in 1999 and 2000; residential customers will have this option in 2002). The potential negative consequences of utility deregulation include the impairment and write-down of certain assets, including regulatory assets, lower revenues and reduced profit margins. Although the Company is unable to predict the overall impact of utility deregulation on future financial position, results of operations, or liquidity of the Company, management believes this legislation would provide needed flexibility for the Company to competitively enter the unregulated environment by reducing regulatory oversight and by providing the opportunity to recover transition costs, among other provisions.

NATIONAL AMBIENT AIR QUALITY STANDARDS
______________________________________

The U.S. Environmental Protection Agency issued final rules on July 18,
1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards would require significant reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers beginning in 2004. Because of the magnitude of these additional reductions (50 percent beyond that already required by the Phase II acid rain control provisions of the 1990 Clean Air Act Amendments which become effective January 1, 2000), CIPS could be required to incur substantial capital costs to meet future compliance obligations for its coal-fired boilers and could have significantly higher operating and maintenance expenditures associated with compliance. The amount of necessary capital expenditures or increases in operating and maintenance expense cannot be determined at this time, but could have a significant impact on construction expenditures, financing requirements and operating results.

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

                        PART II.  OTHER INFORMATION



Item 5. Other Information.

        AMEREN CORPORATION -- Unaudited Pro Forma Combined Condensed Financial Information of CIPSCO and Union Electric Company.

        On August 11, 1995, CIPSCO and Union Electric Company ("UE") entered into an Agreement and Plan of Merger, which was subsequently approved by the shareholders of both parties. The merger ("Merger") is further conditioned on, among other things, receipt of regulatory and governmental approvals, and will result in a newly formed holding company, Ameren Corporation. The following unaudited pro forma financial information combines the historical balance sheets and statements of income of CIPSCO and Union Electric, including their respective subsidiaries, after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet at September 30, 1997 gives effect to the Merger as if it had occurred at September 30, 1997. The unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 1997 and 1996, and the twelve-month period ended September 30, 1997 give effect to the Merger as if it had occurred at the beginning of the periods presented. These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies of the transaction.

        The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of CIPSCO and Union Electric. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position. In addition, due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of trends for any twelve-month period.

          Also see Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                               BALANCE SHEET
                           AT SEPTEMBER 30, 1997
                          (Thousands of Dollars)


                          As Reported (Note 1)        Pro Forma
                          ________________________  Adjustments    Pro Forma
                               UE          CIPSCO    (Notes 2, 8)  Combined
                          ___________  ___________  ____________  ___________
ASSETS
Property and plant
  Electric                $ 8,818,445  $ 2,290,092  $    379,353  $11,487,890
  Gas                         194,454      248,083             -      442,537
  Other                        35,960            -             -       35,960
                          ___________  ___________  ____________  ___________
                            9,048,859    2,538,175       379,353   11,966,387
  Less accumulated
   depreciation
   and amortization         3,829,996    1,116,899       281,375    5,228,270
                          ___________  ___________  ____________  ___________
                            5,218,863    1,421,276        97,978    6,738,117

  Construction work
   in progress:
    Nuclear fuel in
     process                  108,882            -             -      108,882
    Other                      68,232       58,921         1,708      128,861
                          ___________  ___________  ____________  ___________
         Total property
          and plant, net    5,395,977    1,480,197        99,686    6,975,860
Regulatory assets:
  Deferred income taxes
   (Note 5)                   656,248       39,534             -      695,782
  Other                       167,896      127,874             -      295,770
                          ___________  ___________  ____________  ___________
         Total regulatory
          assets              824,144      167,408             -      991,552
Other assets:
  Nuclear decommissioning
   trust fund                 119,333            -             -      119,333
  Unamortized debt expense     10,066        3,637           542       14,245
  Investments in
   nonregulated activities          -      116,008             -      116,008
  Other                        26,937       24,658        (4,533)      47,062
                          ___________  ___________  ____________  ___________
         Total other assets   156,336      144,303        (3,991)     296,648
Current assets:
  Cash and temporary
   investments                 27,657        3,766        27,602       59,025
  Accounts receivable, net    242,756       49,731        19,741      312,228
  Unbilled revenue             61,011       23,131             -       84,142
  Materials and supplies,
   at average cost -
    Fossil fuel                52,741       33,419         6,214       92,374
    Other                      97,346       35,785         4,477      137,608
  Other                        50,491       42,611         3,303       96,405
                          ___________  ___________  ____________  ___________
         Total current
          assets              532,002      188,443        61,337      781,782
                          ___________  ___________  ____________  ___________
Total Assets              $ 6,908,459  $ 1,980,351  $    157,032  $ 9,045,842
                          ===========  ===========  ============  ===========

CAPITAL AND LIABILITIES
Capitalization:
  Common stock (Note 2)   $   510,619  $   356,812  $   (866,059) $     1,372
  Other stockholders'
   equity (Note 2)          1,927,283      313,025       866,059    3,106,367
                          ___________  ___________  ____________  ___________
         Total common
          stockholders'
           equity           2,437,902      669,837             -    3,107,739
  Preferred stock of
   subsidiary                 155,197       80,000             -      235,197
  Long-term debt            1,806,752      570,433       115,556    2,492,741
                          ___________  ___________  ____________  ___________
         Total
          capitalization    4,399,851    1,320,270       115,556    5,835,677
Minority interest in
 consolidated subsidiary            -            -         3,534        3,534
Accumulated deferred
 income taxes               1,298,879      342,837        (6,427)   1,635,289
Accumulated deferred
 investment tax credits       155,715       46,384             -      202,099
Regulatory liability          189,862       95,750             -      285,612
Accumulated provision for
 nuclear decommissioning      124,351            -             -      124,351
Other deferred credits
 and liabilities              178,419       41,026         3,681      223,126
Current liabilities:
  Current maturity of
   long-term debt              28,749            -        14,444       43,193
  Short-term debt               7,000       36,358             -       43,358
  Accounts payable             74,814       40,240        20,698      135,752
  Wages payable                37,386       11,110             -       48,496
  Taxes accrued               262,369       22,613             -      284,982
  Interest accrued             55,296       10,954         2,830       69,080
  Other                        95,768       12,809         2,716      111,293
                          ___________  ___________  ____________  ___________
         Total current
          liabilities         561,382      134,084        40,688      736,154
                          ___________  ___________  ____________  ___________
Total Capital and
 Liabilities              $ 6,908,459  $ 1,980,351  $    157,032  $ 9,045,842
                          ===========  ===========  ============  ===========

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                   NINE MONTHS ENDED SEPTEMBER 30, 1997
        (Thousands of Dollars Except Shares and Per Share Amounts)


                           UE          CIPSCO       Pro Forma
                     (As Reported)  (As Reported)  Adjustments     Pro Forma
                     (Notes 1,3,9)   (Notes 1,3)   (Notes 2,8)     Combined
                     _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric            $  1,744,488  $     539,415  $    137,789  $  2,421,692
  Gas                       66,725        101,174             -       167,899
  Other                        353          8,846           572         9,771
                      ____________    ___________    __________  ____________
       Total operating
        revenues         1,811,566        649,435       138,361     2,599,362

OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                 382,272        178,636        77,389       638,297
    Gas Costs               43,968         62,941             -       106,909
    Other                  299,278        121,215        13,574       434,067
                      ____________    ___________    __________  ____________
                           725,518        362,792        90,963     1,179,273
  Maintenance              158,877         48,058        12,860       219,795
  Depreciation and
   amortization            185,151         67,341        11,116       263,608
  Income taxes (Note 6)    187,023         34,898         5,814       227,735
  Other taxes              166,680         43,832         1,393       211,905
                      ____________    ___________    __________  ____________
       Total operating
        expenses         1,423,249        556,921       122,146     2,102,316

OPERATING INCOME           388,317         92,514        16,215       497,046

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction              3,014            381             -         3,395
  Minority interest in
   consolidated
   subsidiary                    -              -        (3,772)       (3,772)
  Miscellaneous, net        (5,950)          (488)       (4,931)      (11,369)
                      ____________    ___________    __________  ____________
       Total other
        income and
        deductions,
        net                 (2,936)          (107)       (8,703)      (11,746)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                 385,381         92,407         7,512       485,300

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                 105,289         28,461         7,512       141,262
  Allowance for
   borrowed funds
   used during
   construction             (4,959)          (484)            -        (5,443)
  Preferred dividends
   of subsidiaries
   (Note 7)                  6,613          2,782             -         9,395
                      ____________    ___________    __________  ____________
    Net interest
     charges and
     preferred
     dividends             106,943         30,759         7,512       145,214

NET INCOME            $    278,438    $    61,648    $        -  $    340,086
                      ============    ===========    ==========  ============

EARNINGS PER SHARE
 OF COMMON STOCK
 (BASED ON AVERAGE
  SHARES OUTSTANDING)        $2.73          $1.81                       $2.48
                             =====          =====                       =====

AVERAGE COMMON
 SHARES OUTSTANDING
 (Note 2)              102,123,834     34,069,542     1,022,086   137,215,462
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


                          UE           CIPSCO       Pro Forma
                     (As Reported)  (As Reported)  Adjustments    Pro Forma
                     (Notes 1,3,9)   (Notes 1,3)   (Notes 2,8)    Combined
                     _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric            $  1,716,061    $   560,188     $ 130,034  $  2,406,283
  Gas                       68,277        101,280             -       169,557
  Other                        341          7,464           971         8,776
                      ____________    ___________    __________  ____________
       Total operating
        revenues         1,784,679        668,932       131,005     2,584,616
OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                 387,038        205,023        68,671       660,732
    Gas costs               42,455         60,227             -       102,682
    Other                  279,714        107,486        13,322       400,522
                      ____________    ___________    __________  ____________
                           709,207        372,736        81,993     1,163,936
  Maintenance              159,988         43,005        13,157       216,150
  Depreciation and
   amortization            180,101         64,810        11,341       256,252
  Income taxes (Note 6)    189,546         43,260         6,128       238,934
  Other taxes              166,463         43,505         1,503       211,471
                      ____________    ___________    __________  ____________
       Total operating
        expenses         1,405,305        567,316       114,122     2,086,743

OPERATING INCOME           379,374        101,616        16,883       497,873

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction              4,960            196             -         5,156
  Minority interest
   in consolidated
   subsidiary                    -              -        (3,760)       (3,760)
  Miscellaneous, net          (361)        (2,874)       (5,528)       (8,763)
                      ____________    ___________    __________  ____________
       Total other
        income and
        deductions,
        net                  4,599         (2,678)       (9,288)       (7,367)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                 383,973         98,938         7,595       490,506

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                 100,589         27,876         7,595       136,060
  Allowance for
   borrowed funds
   used during
   construction             (5,669)          (250)            -        (5,919)
  Preferred dividends
   of subsidiaries
   (Note 7)                  9,936          2,794             -        12,730
                      ____________    ___________    __________  ____________
    Net interest
     charges and
     preferred
     dividends             104,856         30,420         7,595       142,871

NET INCOME            $    279,117    $    68,518    $        -  $    347,635
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
                      ============    ===========    ==========  ============


See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            AMEREN CORPORATION
                  UNAUDITED PRO FORMA COMBINED CONDENSED
                           STATEMENTS OF INCOME
                  TWELVE MONTHS ENDED SEPTEMBER 30, 1997
        (Thousands of Dollars Except Shares and Per Share Amounts)


                           UE          CIPSCO       Pro Forma
                     (As Reported)  (As Reported)  Adjustments    Pro Forma
                     (Notes 1,3,9)   (Notes 1,3)   (Notes 2,8)    Combined
                     _____________  _____________  ____________  ____________
OPERATING REVENUES:
  Electric           $   2,189,241  $     710,040  $    183,193  $  3,082,474
  Gas                       97,512        155,242             -       252,754
  Other                        498         11,935           707        13,140
                      ____________  _____________  ____________  ____________
       Total operating
        revenues         2,287,251        877,217       183,900     3,348,368

OPERATING EXPENSES:
  Operations
    Fuel and purchased
     power                 508,066        247,829       101,876       857,771
    Gas costs               66,061         98,942             -       165,003
    Other                  398,670        160,314        18,557       577,541
                      ____________  _____________  ____________  ____________
                           972,797        507,085       120,433     1,600,315
  Maintenance              222,521         66,514        16,813       305,848
  Depreciation and
   amortization            246,348         89,928        15,440       351,716
  Income taxes (Note 6)    194,846         41,195         7,919       243,960
  Other taxes              213,483         58,145         1,668       273,296
                      ____________  _____________  ____________  ____________
       Total operating
        expenses         1,849,995        762,867       162,273     2,775,135

OPERATING INCOME           437,256        114,350        21,627       573,233

OTHER INCOME AND
 DEDUCTIONS:
  Allowance for equity
   funds used during
   construction              4,546            563             -         5,109
  Minority interest
   in consolidated
   subsidiary                    -              -        (4,887)       (4,887)
  Miscellaneous, net        (9,882)          (399)       (6,815)      (17,096)
                      ____________  _____________  ____________  ____________
       Total other
        income and
        deductions,
        net                 (5,336)           164       (11,702)      (16,874)

INCOME BEFORE INTEREST
 CHARGES AND PREFERRED
 DIVIDENDS                 431,920        114,514         9,925       556,359

INTEREST CHARGES AND
 PREFERRED DIVIDENDS:
  Interest                 137,345         38,336         9,925       185,606
  Allowance for
   borrowed funds
   used during
   construction             (6,298)          (717)            -        (7,015)
  Preferred dividends
   of subsidiaries
   (Note 7)                  9,925          3,708             -        13,633
                      ____________  _____________  ____________  ____________
    Net interest
     charges and
     preferred
     dividends             140,972         41,327         9,925       192,224

NET INCOME            $    290,948  $      73,187  $          -  $    364,135
                      ============  =============  ============  ============

EARNINGS PER SHARE
 OF COMMON STOCK
 (BASED ON AVERAGE
 SHARES OUTSTANDING)         $2.85          $2.15                       $2.65
                             =====          =====                       =====

AVERAGE COMMON SHARES
 OUTSTANDING
 (Note 2)              102,123,834     34,069,542     1,022,086   137,215,462
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

3. The allocation between Union Electric and CIPSCO and their customers of the estimated cost savings resulting from the Merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Merger-related costs (which include transaction costs and costs to achieve such savings) are currently estimated to be approximately $73 million (including costs for financial advisors, attorneys, accountants, consultants, filings, printing, system integration, relocation, etc.). None of these estimated cost savings have been reflected in the pro forma combined condensed financial statements. However, net income for the nine months and twelve months ended September 30, 1997 included merger-related costs of $9 million and $12 million, net of income taxes, for Union Electric, and $1 million, net of income taxes, for each of the periods for CIPSCO, respectively. Net income for the nine months ended September 30, 1996 included merger-related costs of $5 million, net of income taxes, each, for Union Electric and CIPSCO.

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

9. Net income for the nine and twelve months ended September 30, 1997, included credits for Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $20 million and $21 million, respectively. Net income for the nine months ended September 30, 1996, included a credit to Missouri electric customers which reduced revenues and pre-tax income of Union Electric by $46 million.

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

                               CIPSCO Incorporated




Date:  November 13, 1997        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                              (Chief Accounting Officer)

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Central Illinois Public Service Company




Date:  November 13, 1997        /s/  F. J. Kinsinger
                       _______________________________________
                                   F. J. Kinsinger
                                     Controller
                             (Principal Accounting Officer)

                          CIPSCO INCORPORATED AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997




Exhibit No.              Description
___________              ___________

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes for CIPS.

Exhibit 27.1        Financial Data Schedule for CIPSCO

Exhibit 27.2        Financial Data Schedule for CIPS